Form 10-K
period 2011-12-31
Cheviot Financial Corp.
filed 2012-03-14
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2011
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 001-35399

Cheviot Financial Corp.
(Exact name of registrant as specified in its charter)

Maryland	90-0789920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3723 Glenmore Avenue, Cheviot, Ohio	45211
(Address of Principal Executive Offices)	Zip Code

(513) 661-0457
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The Nasdaq Stock Market, LLC
(Title of Class)	(Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐     NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐     NO ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).  YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of January 18, 2012 (the first day the Registrant’s shares were publicly traded) was $62.7 million.

As of February 29, 2012, there was issued and outstanding 7,596,896 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Shareholders (Part II and IV).

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

Recent Developments

On January 18, 2012, Cheviot Financial Corp., a Maryland corporation (the “Company”), completed its second-step conversion and related public stock offering.  Cheviot Savings Bank is now 100% owned by the Company and the Company is 100% owned by public stockholders. The Company sold a total of 4,675,000 shares of common stock in a subscription, community and syndicated community offerings, including 187,000 shares to the Company’s employee stock ownership plan.  All shares were sold at a purchase price of $8.00 per share.

Concurrent with the completion of the offering, shares of common stock of Cheviot Financial Corp., a federal corporation, owned by public stockholders were converted into the right to receive 0.8570 shares of the Company’s common stock.  Cash in lieu of fractional shares was paid at a rate of $8.00 per share.  As a result of the offering and the exchange, the Company now has 7,596,896 shares outstanding.

General

Cheviot Financial Corp.

Cheviot Financial Corp. is a newly formed Maryland corporation and is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.  Cheviot Financial Corp.’s executive offices are located at 3723 Glenmore Avenue, Cheviot, Ohio 45211, and its telephone number at this address is (513) 661-0457.  At December 31, 2011, our predecessor Cheviot Financial Corp., a federal corporation, holding company had consolidated assets of $616.3 million, deposits of $492.3 million and shareholder’s equity $72.9 million.  References to Cheviot Financial Corp., or the Company refer to the predecessor corporation where appropriate.

Cheviot Savings Bank

Cheviot Savings Bank (the “Bank”) was established in 1911 as an Ohio-chartered savings and loan association.  Following our reorganization, we became an Ohio-chartered stock savings and loan.  Our primary business activity is the origination of one- to four-family real estate loans.  To a lesser extent, we originate construction, multi-family, commercial real estate and consumer loans.  We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities.  At December 31, 2011, the Bank’s tangible core and risk-based capital ratios were 9.95%, 9.95% and 18.80%, levels well in excess of regulatory requirements.

On March 16, 2011, we completed the acquisition of First Franklin Corporation and its wholly-owned subsidiary, The Franklin Savings and Loan Company.  The aggregate cash consideration paid in the acquisition (including the cancellation of stock options) was approximately $24.7 million.  We acquired $277.6 million of assets, including $196.5 million of net loans, and also assumed $252.9 million of liabilities, including $221.5 million of deposits.  We recorded goodwill and other intangible assets associated with the acquisition totaling $11.6 million.

Market Area

We conduct our operations from our executive office in Cheviot, Ohio and 11 full-service branches, all of which are located in Hamilton County, Ohio. Cheviot, Ohio is located in Hamilton County and is 10 miles west of downtown Cincinnati.  Prior to our acquisition of First Franklin, we operated primarily on the west side of Cincinnati, Ohio and the surrounding areas, but, as a result of the acquisition, we now operate throughout the entire city and surrounding areas.  Hamilton County, Ohio represents our primary geographic market area for loans and deposits with our remaining business operations conducted in the larger Cincinnati metropolitan area which includes Warren, Butler and Clermont Counties. We also conduct a moderate level of business in the southeastern Indiana region, primarily in Dearborn, Ripley, Franklin and Ohio Counties.  We also originate loans in the northern Kentucky region secured by properties in Campbell, Kenton and Boone Counties.  The local economy is diversified with services, trade and manufacturing employment remaining the most prominent employment sectors in Hamilton County.  Hamilton County is primarily a developed and urban county.  The employment base is diversified and there is no dependence on one area of the economy for continued employment.  Major employers in the market include Proctor & Gamble, Kroger’s, Macy’s, city and county governments and the University of Cincinnati.  Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment.

Hamilton County and Cincinnati have experienced a declining population since the 1990 census while the other counties in which we conduct business had population growth.  The population decline in both Hamilton County and the City of Cincinnati results from the other counties and northern Kentucky being more successful in attracting new and existing businesses to locate within their areas through economic incentives, including less expensive real estate options for office facilities. Individuals are moving to these other areas to be closer to their place of employment, for newer, less expensive housing and more suburban neighborhoods.  From 2000 to 2010, Hamilton County’s population decreased by 5.1%, while population increases in the remainder of our market area ranged from a low of 5.5% in Kenton County, Kentucky to a high of 38.2% in Boone County, Kentucky.  The State of Ohio’s population increased by 1.6% during this period, and the United States’ population as a whole increased by 9.7%.   Median per capita income for Hamilton County as of 2000 ($24,000) was above comparable measures for both the United States and Ohio ($22,000 and $21,000, respectively), and median per household income for Hamilton County as of 2000 ($41,000) was comparable to the same measures for both the United States and Ohio ($42,000 and $41,000, respectively), which we believe indicates the relatively stable and diversified economy in the regional market served by Cheviot Savings Bank.   During the current economic difficulties, our market area has experienced a decrease in property values and building development.

We believe that we have developed products and services that will meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to expand the range of products and services that we offer to be more competitive in our market area. Marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our position as a community bank.

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within our primary market area.  We will sell a portion of our fixed-rate loans into the secondary market. We also originate commercial real estate loans, including multi-family residential real estate loans, construction loans, business lines of credit and consumer loans.  Our loan portfolio increased to $384.3 million at December 31, 2011 from $225.4 million at December 31, 2010, reflecting our acquiring $196.5 million of net loans in our acquisition of First Franklin Corporation and The Franklin Savings and Loan Company.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$290,808	75.14%	$195,801	84.76%	$220,714	88.05%
Multi-family residential	26,210	6.77	8,594	3.72	9,114	3.64
Construction	4,390	1.13	7,081	3.06	4,868	1.94
Commercial (2)	42,491	10.98	13,422	5.81	11,321	4.51
Other real estate	5,311	1.37	—	—	—	—
Commercial business	15,592	4.03	5,907	2.56	4,604	1.84
Consumer (3)	2,210	0.58	207	0.09	51	0.02

Total loans	387,012	100.00%	231,012	100.00%	250,672	100.00%

Less:
Undisbursed portion of loans in process	1,478		4,482		2,696
Deferred loan origination fees	(209)		(150)		(51)
Allowance for loan losses	1,447		1,242		1,025

Total loans, net	$384,296		$225,438		$247,002

	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$234,822	86.38%	$216,958	84.39%
Multi-family residential	9,385	3.45	10,638	4.14
Construction	11,646	4.28	19,421	7.55
Commercial (2)	14,590	5.37	8,577	3.34
Other real estate	—	—	—	—
Commercial business	1,352	0.50	1,441	0.56
Consumer (3)	48	0.02	66	0.02

Total loans	271,843	100.00%	257,101	100.00%

Less:
Undisbursed portion of loans in process	2,623		6,585
Deferred loan origination fees	28		88
Allowance for loan losses	709		596

Total loans, net	$268,483		$249,832

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes land loans.
(3)	For all dates, includes loans secured by deposit accounts. Including automobile loans beginning December 31, 2011.

Loan Maturity Schedule. The following tables set forth certain information as of December 31, 2011 and December 31, 2010, regarding the amount of loans maturing in our portfolio.  Demand loans and loans with no stated maturity are reported as due within one year.

	At December 31, 2011
	Within One Year	One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through 20 Years	Beyond 20 Years	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$8,842	$19,051	$21,035	$62,666	$175,362	$3,852	$290,808
Multi-family residential	747	1,627	1,822	5,565	15,706	743	26,210
Construction	89	200	230	749	2,636	486	4,390
Commercial	1,135	2,490	2,823	8,808	25,956	1,279	42,491
Other real estate	135	297	337	1,052	3,099	391	5,311
Commercial business	422	930	1,053	3,287	9,685	215	15,592
Consumer	208	456	513	478	555	—-	2,210
Total loans	$11,578	$25,051	$27,813	$82,605	$232,999	$6,966	$387,012

	At December 31, 2010
	Within One Year	One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$5,164	$11,173	$12,403	$37,308	$111,300	$18,453	$195,801
Multi-family residential	211	469	539	1,728	5,376	271	8,594
Construction	144	321	373	1,207	4,251	785	7,081
Commercial	330	732	843	2,698	8,696	123	13,422
Other real estate	—	—	—	—	—	—	—
Commercial business	145	323	370	1,188	3,695	186	5,907
Consumer	38	83	86	—	—	—	207
Total loans	$6,032	$13,101	$14,614	$44,129	$133,318	$19,818	$231,012

Fixed and Adjustable-Rate Loan Schedule. The following tables set forth at December 31, 2011 and December 31, 2010, the dollar amount of all fixed-rate and adjustable-rate loans and home equity lines of credit due after December 31, 2012 and December 31, 2011, respectively.

	At December 31, 2011 and Due After December 31, 2012
	Fixed	Floating or Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$135,344	$146,622	$281,966
Multi-family residential	12,222	13,241	25,463
Construction	4,301	—	4,301
Commercial	19,851	21,505	41,356
Other real estate	2,484	2,692	5,176
Commercial business	7,282	7,888	15,170
Consumer	2,002	—	2,002
Total loans	$183,486	$191,948	$375,434

	At December 31, 2010 and Due After December 31, 2011
	Fixed	Floating or Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$147,553	$43,084	$190,637
Multi-family residential	6,488	1,895	8,383
Construction	6,937	—	6,937
Commercial	10,134	2,958	13,092
Other real estate	—	—	—
Commercial business	4,459	1,303	5,762
Consumer	169	—	169
Total loans	$175,740	$49,240	$224,980

Residential Mortgage Loans. Cheviot Savings Bank originates mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2011, one- to four-family residential mortgage loans totaled $290.8 million, or 75.1% of our total loan portfolio.  At December 31, 2011, our one- to four-family residential loan portfolio consisted of 52% adjustable-rate loans and 48% of fixed-rate loans. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

Our residential mortgage loans generally have terms from 15 to 30 years and amortize on a monthly basis with principal and interest due each month. As of December 31, 2011, we offered the following residential mortgage loan products:

●	Fixed-rate loans of various terms;

●	Adjustable-rate loans;

●	Home equity lines of credit;

●	Loans tailored for first time home buyers;

●	Construction/permanent loans; and

●	Short-term (bridge) loans.

Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers refinance or prepay loans at their option without penalty. Our residential mortgage loans customarily contain “due on sale” clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership in the mortgage property.

We currently sell a portion of our conforming fixed-rate loans in the secondary market and hold the remaining fixed-rate loans and adjustable-rate loans in our portfolio. During the years ended December 31, 2011 and 2010, we sold $49.5 million and $26.8 million, respectively, in loans, the majority of which was sold servicing released.  We lend up to a maximum loan-to-value ratio of 95% on mortgage loans secured by owner-occupied properties, with the condition that private mortgage insurance is required on first mortgage loans with a loan-to-value ratio in excess of 85%. The first time home buyer program allows 95% financing and requires private mortgage insurance.  During the years ended December 31, 2011 and 2010, we originated $5.5 million and $3.9 million, respectively in loans under this program.  As of December 31, 2011, these loans were performing in accordance with the original terms.  To a lesser extent, we originate non-conforming loans that are tailored to the needs of the local community.

Our adjustable-rate mortgage loans are originated with a maximum term of 30 years. Adjustable-rate loans include loans that provide for an interest rate based on the interest paid on U.S. Treasury Securities of corresponding terms, plus a margin. Our adjustable-rate mortgages include limits on the increase or decrease in the interest rate. The interest rate may increase or decrease by a maximum of 2.0% per adjustment with a ceiling rate over the life of the loan, which generally is 5.0%. For all adjustable-rate loans, borrowers are qualified at the initial rate and at 2.0% over the initial rate.  We do not originate subprime, Alt-A or option ARM residential mortgage loans.

The retention of adjustable-rate loans in our portfolio helps reduce exposure to changes in interest rates. However, there are credit risks resulting from potential increased costs to the borrower as a result of rising interest rates. During periods of rising interest rates, the risk of default on adjustable-rate mortgages may increase due to the upward adjustment of interest cost to the borrower.  During periods of declining interest rates, our interest income from adjustable rate loans may be significantly decreased.

During the year ended December 31, 2011, we had new loan originations of $8.7 million in adjustable-rate loans and $60.6 million in fixed-rate loans.  During the year ended December 31, 2010, we originated $5.7 million in gross adjustable-rate loans and $60.9 million in gross fixed-rate loans.

Included in residential mortgage loans at December 31, 2011 were $29.4 million of home equity lines of credit and $3.0 million of home equity loans.  Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residential properties. We are attempting to increase our originations of home equity lines of credit.  We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 85% including senior liens on the subject property and with a maximum loan to appraised value of ratio 80% when the senior lien is held elsewhere. We currently offer these loans for terms of up to 10 years, and with adjustable rates that are tied to the prime rate.

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of land and/or developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic and projected cash flow, current and projected occupancy, location, physical condition and credit worthiness of the borrower. At December 31, 2011, our commercial real estate portfolio totaled $42.5 million, or 11.0%, of total loans. A majority of our commercial real estate loans are secured by properties in Hamilton County. Our commercial real estate portfolio is diverse as to borrower and property type.

Commercial real estate lending involves additional risks compared to one- to four-family residential lending because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan. Repayment of such loans may be subject, to a greater extent than residential loans, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Our policies limit the amount of loans to a single borrower or group of related borrowers to reduce this risk.

Commercial real estate loans generally have a higher rate of interest and shorter term than residential mortgage loans because of increased risks associated with commercial real estate lending. We offer commercial real estate loans at adjustable-rates and fixed-rates with a term generally not exceeding 25 years.

Multi-Family Loans. At December 31, 2011, $26.2 million, or 6.8%, of our total loan portfolio consisted of loans secured by multi-family real estate. We originate fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 25 years. We generally lend up to 80% of the property’s appraised value. Appraised values are determined by an outside independent appraiser that we designate. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

Multi-family real estate lending is generally considered to involve a higher degree of credit risk than one-to four-family residential lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. In addition, the payment experience on loans secured by income producing properties typically depends on the successful operation of the related real estate project. Consequently, the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

Construction Loans. Cheviot Savings Bank originates construction loans for owner-occupied residential real estate, and, to a lesser extent, for commercial builders of residential real estate, improvement to existing structures, new construction for commercial purposes and residential land development.

At December 31, 2011, construction loans represented $4.4 million, or 1.1%, of Cheviot Savings Bank’s total loans. At December 31, 2011, the unadvanced portion of these construction loans totaled $1.5 million.

Construction loans we originate generally provide for the payment of interest only during the construction phase (12 months for single family residential and varying terms for commercial property and land development). At the end of the construction phase, the loan converts to a permanent mortgage loan. Before making a commitment to fund a construction loan, Cheviot Savings Bank requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Cheviot Savings Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of construction. Various potential factors including construction delays or the financial viability of the builder may further impair the borrower’s ability to repay the loan.

Consumer Loans.  During 2010, we began offering automobile loans to our customers.  In addition, on a limited basis, we make loans secured by deposit accounts up to 90% of the amount of the depositor’s collected deposit account balance.  We also acquired $3.4 million of consumer loans in our acquisition of The Franklin Savings and Loan Company, consisting of education and automobile loans.  At December 31, 2011, consumer loans totaled $2.2 million, or 0.6%, of total loans.

Commercial Business Loans.  We originate commercial business lines of credit and loans, which are secured by non-real estate business assets such as equipment, receivables and inventories.  We focus on the origination of commercial business loans in amounts between $50,000 and $250,000.  As a result of our acquisition of First Franklin Corporation, our commercial business loan portfolio increased to $15.6 million at December 31, 2011.

Commercial business lending generally involves additional risks compared to one- to four-family residential lending because repayment generally depends on the successful operation of the borrowers’ business.  Repayment of such loans may be subject, to a greater extent than residential loans, to adverse conditions in the real estate market or the economy.  Commercial and industrial loans have greater credit risk than one- to four- family residential real estate loans.  Our policies limit the amount of loans to a single borrower or group of related borrowers to reduce this risk.

Loan Originations, Purchases, Sales and Servicing. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period. Our volume of commercial real estate lending has decreased in recent years due to our effort to improve asset quality and to emphasize relationship banking.

Loan Approval Procedures and Authority. The lending activities of Cheviot Savings Bank are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of existing customers and referrals from real estate brokers. Written loan applications are taken by one of Cheviot Savings Bank’s loan officers. Cheviot Savings Bank obtains property appraisals from independent appraisers on substantially all of its loans.

Our loan approval process is intended to provide direction to management on all phases of real estate lending activity since such real estate mortgage lending is the single most important revenue producing investment of Cheviot Savings Bank. Therefore, we believe that the underwriting of mortgage loans should be consistent with safe and sound practices to ensure the financial viability of Cheviot Bank. The loan underwriting policy is also established to provide appropriate limits and standards for all extensions of credit in real estate or for the purpose of financing the construction of a building or other improvement. Individual officer loan authorities are up to $1.0 million in the aggregate for one- to four-family residential real estate loans and $250,000 in the aggregate for secured consumer loans.  Generally, all multi-family residential and commercial real estate loans and commercial business loans require approval by at least two members of our loan committee (our four senior lending officers, including our President and Chief Executive Officer) or at least two members of our executive committee (our President and Chief Executive Officer and two outside directors).  Other types of loans that exceed individual approval authorities can be approved in amounts up to $1.5 million in the aggregate by at least two members of our executive committee.  The loan committee reviews all loan applications submitted to Cheviot Savings Bank and lists such applications on a review sheet that is submitted to the board of directors. All loans approved by the loan committee or the executive committee are reviewed by the full board of directors, and the board of directors must approve all other loans other than those specifically set forth above.

Loans to One Borrower. State savings and loan institutions are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  Our loans to one borrower limit under this regulation at December 31, 2011 was $9.0 million.  Our policy generally provides that loans to one borrower (or related borrowers) should not exceed $4.0 million (excluding the borrower’s principal residence). However, the board of directors may approve loans in greater amounts and may amend this limitation annually based on the asset growth and capital position of Cheviot Savings Bank.

At December 31, 2011, the largest aggregate credit exposure to one borrower consisted of one loan totaling $5.1 million.  This loan is secured by commercial real estate and was performing in accordance with contractual terms. There were 28 additional credit relationships, including committed amounts, in excess of $1.0 million at December 31, 2011.  All of the loans, except for five loans totaling $2.6 million, net of fair value adjustments, extended under these credit relationships were performing as of December 31, 2011.

Asset Quality

General. One of our key operating objectives has been, and continues to be, to maintain a high asset quality. Our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures have resulted in our historical ratios of nonperforming loans to total loans being lower than those of our peers.  Our originated impaired and non-performing loans totaling $5.7 million, or 2.7% of net loans at December 31, 2011, and $4.9 million, or 2.1% of net loans at December 31, 2010.  As described below, the increase, was due to loans acquired in the First Franklin acquisition. We have addressed the consequences of a weakening national and local economy by adhering to our conservative underwriting standards and limiting our exposure on one- to four-family residential investment properties.

Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. Cheviot Savings Bank has implemented certain loan tracking policies and collection procedures to ensure effective management of classified assets. Cheviot Savings Bank generally sends a written notice of non-payment to its borrower after a loan is first past due. If payment has not been received within a reasonable time period, personal contact efforts are attempted by telephone or by letter. If no payment is received the following month, a letter stating that the borrower is two months behind is mailed indicating that the borrower needs to contact our collections department, and make payment arrangements. If the borrower has missed two consecutive payments, a demand letter will be sent by certified mail. On all accounts that are not current ten days after the completion of the last step set forth above our collection manager or staff member contacts the borrower by phone at their home and if necessary, at their place of employment in order to establish communications with the borrower concerning the delinquency and to try to establish a meeting with the borrower to determine what steps are needed to bring the borrower to a current status. If contact with the borrower by telephone is unsuccessful and the loan becomes 60 days delinquent Cheviot Savings Bank sends a letter stating its intention to begin foreclosure procedures. If no satisfactory agreement has been reached with the borrower within 15 days after the foreclosure intention letter, the board of directors will consider the status of the delinquency and may authorize Cheviot Savings Bank’s attorney to send a letter to the borrower advising the borrower that foreclosure proceedings will be initiated and setting forth the conditions which could forestall the foreclosure. In selected cases, Cheviot Savings Bank may make an economic decision to forego foreclosure and work with the borrower to-bring the loan current. Repayment schedules may be entered into with chronically delinquent borrowers if management determines this resolution is more advantageous to Cheviot Savings Bank.

In connection with home equity lines of credit, when payment is first past due the collection manager or staff member attempts to contact the borrower by phone at their home. If phone contact is unsuccessful, the collection manager or staff member will mail a late notice to the borrower at the beginning of the following month indicating the need to contact the collections personnel and bring the loan current. If the preceding steps are unsuccessful then the collection manager will implement the steps described above leading to foreclosure.

Cheviot Savings Bank has implemented several credit risk measures in the loan origination process that have served to reduce potential losses.  Cheviot Savings Bank also seeks to limit loan portfolio credit risk by originating in the local market generally one- to four-family permanent mortgage loans with a loan-to-value of 85% or less, and one and two family owner-occupied residential mortgage loans with a loan-to-value of 85%, with private mortgage insurance required on first mortgage loans with loan-to-value of greater than 85%.  Cheviot Savings Bank consistently observed conservative loan underwriting guidelines and makes exceptions in originating such loans only if there are sound reasons for such exceptions.

Credit risk on commercial real estate loans is managed by generally limiting such lending to local markets and emphasizing sound underwriting and monitoring the financial status of the borrower.  In originating such loans Cheviot Savings Bank seeks debt service coverage ratios in excess of 1.00x.

To limit the impact of loan losses in any given quarter, Cheviot Savings Bank seeks to maintain an appropriate level of valuation allowances.  Its management and board of directors review the level of general valuation allowances on a quarterly basis to ensure that adequate coverage against known and inherent losses is maintained, based on the level of non-performing and classified assets, our loss history and industry trends and economic trends.

Cheviot Savings Bank has established detailed asset review policies and procedures which are consistent with generally accepted accounting principles.  Quarterly reviews of the valuation allowance are conducted by the board of directors.  Pursuant to these procedures, when needed, additional valuation allowances are established to cover anticipated losses in the portfolio.

We hold foreclosed property as real estate acquired through foreclosure. We carry foreclosed real estate at lower of cost or fair value less estimated selling costs. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, we either sell the real property securing the loan at the foreclosure sale or sell the property as soon thereafter as practical.

Marketing real estate owned generally involves listing the property for sale. Cheviot Savings Bank maintains the real estate acquired through foreclosure in good condition to enhance its marketability.  As of December 31, 2011, we held 34 properties classified as real estate owned totaling $3.8 million and at December 31, 2010, we held eight properties classified as real estate owned totaling $2.0 million.  At December 31, 2011, our two largest real estate properties acquired through foreclosure were a land lot and a condominium totaling in the aggregate $1.3 million. As a result of the First Franklin Corporation acquisition, we acquired 36 properties classified as real estate owned totaling $2.4 million, net of fair value adjustments.  These properties are insured by Cheviot Savings Bank.  Cheviot Savings Bank takes actions to ensure that a property does not deteriorate due to neglect while held as real estate owned.  New appraisals are ordered at the time Cheviot Savings Bank takes ownership of the property.  Updated appraisals may be ordered at future dates depending on the availability of automated estimated value reports, the stability of then-existing market conditions, the continued maintenance of the property and the existence of zoning or environmental changes.  We work with preapproved real estate agents to sell the property.

Delinquent Loans and Non-performing Loans and Assets. Our policies require that the collection manager monitor the status of the loan portfolios and report to the board of directors on a monthly basis. These reports include information on delinquent loans, criticized and classified assets, foreclosed real estate and our plans to cure the delinquent status of the loans.

It is Cheviot Savings Bank’s policy to underwrite single-family residential loans up to a 95% loan-to-value ratio and all other loans (multi-family, construction, commercial and consumer) on no more than an 80% loan-to-value ratio.  We generally stop accruing interest on our one-to four-family residential, construction and commercial loans when interest or principal payments are 90 days in arrears. Consumer loans are comprised exclusively of loans secured by deposits with Cheviot Savings Bank. Such loans are placed on non-accrual status should they become 90 days delinquent. We will stop accruing interest earlier when the timely collectibility of such interest or principal is doubtful.

We designate loans on which we stop accruing interest as non-accrual loans and we reverse outstanding interest that we previously credited. We may recognize income in the period that we collect it, when the ultimate collectability of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current. In accordance with industry standards and regulatory requirements, it is Cheviot Savings Bank’s policy to charge-off a loan when it becomes apparent that recovery of amounts due is not probable, either from expected payments from the borrower or from settlement of the collateral.

The following table sets forth certain information regarding delinquencies in our loan portfolio.

	30 to 59 Days Delinquent		60 to 89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
	(Dollars in thousands)

At December 31, 2011:
Real Estate Loans:
One- to four-family residential (1)	$3,240	0.84%	$3,281	0.85%	$10,150	2.64%
Multi-family residential	—	—	—	—	396	0.10
Construction	—	—	—	—	—	—
Commercial (2)	—	—	—	—	477	0.13
Other real estate	—	—	129	0.03	471	0.12
Commercial business	641	0.17	67	0.02	615	0.16
Consumer (3)	—	—	—	—	10	—
Total delinquent loans	$3,881	1.01%	$3,477	0.90%	$12,119	3.15%

At December 31, 2010:
Real Estate Loans:
One- to four-family residential (1)	$588	0.26%	$429	0.19%	$4,695	2.08%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial (2)	—	—	46	0.02	160	0.07
Other real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$588	0.26%	$475	0.21%	$4,855	2.15%

At December 31, 2009:
Real Estate Loans:
One- to four-family residential (1)	$995	0.40%	$879	0.36%	$2,229	0.90%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial (2)	47	0.02	—	—	—	—
Other real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	217	0.09
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$1,042	0.42%	$879	0.36%	$2,446	0.99%

At December 31, 2008:
Real Estate Loans:
One- to four-family residential (1)	$388	0.14%	$488	0.18%	$856	0.32%
Multi-family residential	—	—	—	—	1,194	0.44
Construction	—	—	—	—	—	—
Commercial (2)	—	—	436	0.15	—	—
Other real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$388	0.14%	$924	0.33%	$2,050	0.76%

At December 31, 2007:
Real Estate Loans:
One- to four-family residential (1)	$171	0.07%	$130	0.05%	$1,601	0.64%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial (2)	—	—	—	—	—	—
Other real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$171	0.07%	$130	0.05%	$1,601	0.64%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts for all years and auto loans beginning in 2010.

The increase in delinquencies from December 31, 2010 to December 31, 2011 resulted primarily from our acquisition of First Franklin Corporation.  As part of the acquisition, we acquired $239,000 in loans that were 30 to 59 days delinquent, $2.8 million in loans that were 60 to 89 days delinquent and $5.8 million in loans that were 90 days or more delinquent.  The increase in delinquencies from December 31, 2009 to December 31, 2010 was due to two one- to four-family residential real estate loans with total principal balances of $2.0 million.  Based on our most recent appraisals of the properties securing these two loans, we believe the collateral value supports the loan balances as of December 31, 2011.

The following tables set forth information regarding impaired and non-performing loans and assets. At December 31, 2011, originated loans and assets consisted of loans and assets of Cheviot Savings Bank, excluding the loans and assets acquired from The Franklin Savings and Loan Company, while purchased loans consisted of loans and assets acquired from The Franklin Savings and Loan Company on March 16, 2011 that remained with us.

At December 31, 2011
(Dollars in thousands)
Non-accrual and impaired real estate originated loans:
One- to four-family residential (1)	$5,311
Multi-family residential	96
Construction	—
Commercial (2)	—
Other real estate	338
Commercial business	—
Consumer (3)	—
Total non-accruing originated loans	5,745
Accruing originated loans delinquent 90 days or more	—
Total non-performing originated loans	5,745
Real estate acquired through foreclosure	2,435
Total non-performing originated assets	$8,180

Non-performing originated assets to total assets	1.33%
Non-performing originated loans to net originated loans	2.71%

Non-accrual and impaired real estate purchased loans:
One- to four-family residential (1)	$4,839
Multi-family residential	300
Construction	—
Commercial (2)	813
Other real estate	97
Commercial business	315
Consumer (3)	10
Total non-accruing purchased loans	6,374
Accruing purchased loans delinquent 90 days or more	—
Total non-performing purchased loans	6,374
Real estate acquired through foreclosure	1,360
Total non-performing purchased assets	$7,734

Non-performing purchased assets to total assets	1.25%
Non-performing purchased loans to net purchased loans	3.71%

Non-accrual real estate loans:
One- to four-family residential (1)	$10,150
Multi-family residential	396
Construction	—
Commercial (2)	813
Other real estate	435
Commercial business	315
Consumer (3)	10
Total non-accruing loans (4)	12,119
Accruing loans delinquent 90 days or more	—
Total non-performing loans	12,119
Real estate acquired through foreclosure	3,795
Total non-performing assets	$15,914

Non-performing assets to total assets	2.58%
Non-performing loans to net loans	3.15%

	At December 31,
	2010	2009	2008	2007
	(Dollars in thousands)

Non-accrual real estate loans:
One- to four-family residential (1)	$4,695	$2,229	$652	$660
Multi-family residential	—	—	1,194	—
Construction	—	—	—	—
Commercial (2)	160	—	—	—
Other real estate	—	—	—	—
Commercial business	—	217	—	—
Consumer (3)	—	—	—	—
Total non-accruing loans (4)	4,855	2,446	1,846	660
Impaired loans	—	—	—	—
Accruing loans delinquent 90 days or more	—	—	204	—
Total non-performing loans	4,855	2,446	2,050	660
Real estate acquired through foreclosure	2,007	2,048	1,064	625
Total non-performing assets	$6,862	$4,494	$3,114	$1,285

Non-performing assets to total assets	1.92%	1.31%	0.94%	0.40%
Non-performing loans to net loans	2.15%	0.99%	0.76%	0.26%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts for all years and automobile loans beginning in 2010.
(4)
For the year ended December 31, 2011 and the year ended December 31, 2010, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $954,000 and $785,000, respectively.  $303,000 and $137,000 in interest income was recorded on such loans during the year ended December 31, 2011 and the year ended December 31, 2010, respectively.

Non-performing and impaired originated loans totaled $5.7 million at December 31, 2011 and $4.9 million at December 31, 2010.  In addition to the $5.7 million in originated non-performing and impaired loans, we acquired $4.9 million of non-performing and impaired loans through the acquisition of First Franklin Corporation.  At December 31, 2011, total non-performing and impaired loans including loans purchased totaled $12.1 million.  At December 31, 2011, our largest non-performing loans consisted of two loans to a not-for-profit organization for buildings used in the operation of a boys home totaling approximately $1.6 million, which were purchased in the acquisition of The Franklin Savings and Loan Company and were written down to the fair market value of $477,000, and a one- to four-family residential loan of approximately $1.0 million that we originated.

Our loan review procedures are performed quarterly. With respect to multi-family and commercial loans, we consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the loan’s contractual terms.

We review multi-family and commercial loans in amounts greater than $250,000 for impairment. These loans are individually assessed to determine whether the loan’s carrying value is in excess of the fair value of the collateral or the present value of the loan’s expected cash flows.  Smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from individual impairment review.

As of the year ended December 31, 2011, Cheviot Savings Bank had total troubled debt restructurings of $5.4 million.  There were 17 one- to four-family residential loans totaling $3.8 million in troubled debt restructurings, with the largest totaling $1.0 million.  The remaining $1.6 million in troubled debt restructurings consisted of three commercial loans.   During the year ended December 31, 2010, Cheviot Savings Bank had total troubled debt restructurings of $2.4 million. There were four one- to four-family residential loans totaling $1.1 million in troubled debt restructurings during the year, with the largest totaling $680,000.  The other $1.3 million in troubled debt restructurings consisted of two one- to four-family residential loans restructured in the fourth quarter of 2009, with the largest loan totaling $1.0 million. These troubled debt restructurings are included in non-accrual loans.  Two loans totaling $236,000 were performing according to their modified terms and were not included in non-accrual loans.  These loans were modified due to short term concessions with no impairment as Cheviot Savings Bank expects to recognize the full amount of the commitment.  Cheviot Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.

In addition to troubled debt restructurings, we modify loans to reduce interest rates in the event of reductions in market rates.  Except for these interest rate reductions, we do not otherwise modify loans unless such loans are to be classified as troubled debt restructurings.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss.  An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Cheviot Savings Bank will establish a charge-off of the loan pursuant to Accounting Standards Codification Topic 310, “Receivables”.  The following table sets forth information regarding classified assets as of December 31, 2011, 2010 and 2009.

	At December 31,
	2011	2010	2009
	(In thousands)
Classification of Assets:
Substandard	$14,683	$5,211	$4,487
Doubtful	—	—	—
Loss	—	—	—
Total Classified Assets	$14,683	$5,211	$4,487
Special Mention	$1,093	$—	$—

At December 31, 2011, substandard assets were $14.7 million, of which $8.5 million were substandard assets acquired from The Franklin Savings and Loan Company.  The assets consisted of 121 one- to four-family residential loans with an aggregate principal balance of $11.6 million, 25 commercial real estate loans with an aggregate principal balance of $2.7 million and a small number of multi-family residential and consumer loans totaling approximately $410,000.  At December 31, 2011, there were three loans classified as special mention totaling $1.1 million. These special mention loans were acquired from First Franklin Corporation and recorded at fair value.  They consisted of one to four-family residential loans with an aggregate fair value of $110,000, and two commercial loans with an aggregate fair value of $983,000.  The two commercial loans were acquired as part of our acquisition from First Franklin Corporation and, therefore, were written down to fair value at the time of acquisition.

General loss allowances established to cover inherent, but unconfirmed losses in the portfolio may be included in determining an institution’s regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

Allowance for Loan Losses.  We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area.  We evaluate our allowance for loan losses quarterly.  We have not made any changes to the external factors in the calculation during the year as we believe the local economy has stabilized.  We will continue to monitor all items involved in the allowance calculation closely.

In addition, the regulatory agencies, as an integral part of their examination and review process, periodically review our loan portfolios and the related allowance for loan losses. Regulatory agencies may require us to increase the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

At December 31, 2011 and 2010, our allowance for loan losses was $1.4 million and $1.2 million, respectively.  Our ratio of the allowance for loan losses as a percentage of originated net loans receivable was 0.68% and 0.55% at December 31, 2011 and 2010, respectively.  The allowance as a percentage of net loans at December 31, 2011 excludes loans acquired from First Franklin Corporation, which increased our net loan portfolio but for which we did not increase the allowance for loan losses.  Applicable accounting guidance requires us to book assets acquired in an acquisition, such as loans, at their fair value, and without the related allowance for loan losses as reflected on the target entity’s financial statements.

Following the completion of our acquisition of First Franklin Corporation, we recorded $25.0 million of purchased credit-impaired loans subject to a fair value adjustment of $5.5 million.  The method of measuring the carrying value of purchased loans differs from loans that we originate.  Accordingly, we identify purchased loans and purchased loans with a credit quality discount at fair value and  our own originated loans at amortized cost.

The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$1,242	$1,025	$709	$596	$833

Charge offs:
One- to four-family residential (1)	(482)	(277)	(537)	(488)	(353)
Multi-family residential	—	—	—	—	—
Construction	(21)	—	—	—	—
Commercial (2)	—	(56)	—	(84)	—
Other real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer (3)	(5)	—	—	—	—
Total charge-offs	(508)	(333)	(537)	(572)	(353)

Recoveries:
One- to four-family residential (1)	—	—	—	17	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial (2)	—	—	—	—	—
Other real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer (3)	13	—	—	—	—
Total recoveries	13	—	—	17	—

Net charge-offs	(495)	(333)	(537)	(555)	(353)

Provision for losses on loans	700	550	853	668	116

Balance at end of period	$1,447	$1,242	$1,025	$709	$596

Total loans receivable, net (1)	$384,296	$225,438	$247,002	$268,483	$249,832

Average loans receivable outstanding (1)	$367,063	$240,224	$253,302	$260,708	$246,335

Allowance for loan losses as a percent of originated net loans receivable	0.68%	0.55%	0.41%	0.26%	0.24%

Net loans charged off as a percent of average loans outstanding	0.14%	0.14%	0.21%	0.22%	0.14%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts for all years and auto loans beginning in 2010.

The following table sets forth the allocation of the allowance for loan losses by loan category for the periods indicated. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may be taken nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

	At December 31, 2011			At December 31, 2010
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$978	$290,808	75.14%	$979	$195,801	84.76%
Multi-family residential	162	26,210	6.77	49	8,594	3.72
Construction	13	4,390	1.13	33	7,081	3.06
Commercial (2)	191	42,491	10.98	125	13,422	5.81
Other real estate	24	5,311	1.37	—	—	—
Commercial business	70	15,592	4.03	55	5,907	2.56
Consumer (3)	9	2,210	0.58	1	207	0.09

Total	$1,447	$387,012	100.00%	$1,242	$231,012	100.00%

	At December 31,
	2009			2008
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$959	$220,714	88.05%	$604	$234,822	86.38%
Multi-family residential	17	9,114	3.64	22	9,385	3.45
Construction	21	4,868	1.94	53	11,646	4.28
Commercial (2)	20	11,321	4.51	27	14,590	5.37
Other real estate	—	—	—	—	—	—
Commercial business	8	4,604	1.84	3	1,352	0.50
Consumer (3)	—	51	0.02	—	48	0.02

Total	$1,025	$250,672	100.00%	$709	$271,843	100.00%

	At December 31,
	2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$320	$216,958	84.39%
Multi-family residential	20	10,638	4.14
Construction	7	19,421	7.55
Commercial (2)	213	8,577	3.34
Other real estate	—	—	—
Commercial business	36	1,441	0.56
Consumer (3)	—	66	0.02
Total	$596	$257,101	100.00%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	For all dates, includes loans secured by deposit accounts. Also includes automobile loans beginning December 31, 2010.

Securities Activities

General. Our investment policy is established by the board of directors. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. The board of directors, as a whole, acts in the capacity of an investment committee and is responsible for overseeing our investment program and evaluating on an ongoing basis our investment policy and objectives. Our president and chief financial officer have the authority to purchase securities within specific guidelines established by the investment policy. All transactions are reviewed by the board of directors at its regular meeting.

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments - Debt and Equity Securities.”  Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if we have the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders’ equity, respectively.  During 2011, we purchased $89.3 million of investment securities that were classified as available for sale and acquired $20.1 million of securities as part of our acquisition of First Franklin Corporation that we classified as available for sale.  Specifically, in our acquisition of First Franklin Corporation, we acquired $3.0 million of fixed-rate mortgage-backed securities, $1.5 million of adjustable-rate mortgage-backed securities, $1.6 million of municipal obligations and $14.0 million of investment securities.  During 2010, we purchased 40 investment securities that were classified as available for sale.  During 2009, we purchased 54 investment securities that were classified as available for sale. All other investment and mortgage-backed securities purchases have been classified as held-to-maturity.  Realized gains or losses on sales of securities are recognized using the specific identification method.

Our current policies generally limit securities investments to U.S. Government, agency and sponsored entity securities and municipal bonds. The policy also permits investments in mortgage-backed securities guaranteed by the Fannie Mae, Freddie Mac and Ginnie Mae. Our investments in municipal obligations mature in more than five years. The majority of our investments in U.S. Government and agency obligations are scheduled to mature within fifteen years.

Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities with short term maturities, and U.S. government and agency obligations and municipal obligations with maturities in excess of 10 years.  We monitor our investment portfolio for losses that may be considered other than temporary.  At December 31, 2011 and December 31, 2010, all unrealized losses on securities are viewed by management to be temporary.  At December 31, 2011, the amortized cost of our investment and mortgage-backed securities portfolio was $132.2 million, while the estimated fair value was $132.8 million.  At December 31, 2010, the amortized cost of our investment and mortgage-backed securities portfolio was $99.0 million, while the estimated fair value was $97.6 million.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
			(In thousands)
Investment securities held to maturity:
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	—	—	—	—
Total investment securities held to maturity	—	—	—	—	—	—

Mortgage-backed securities held to maturity:
Freddie Mac	382	388	464	473	603	597
Fannie Mae	410	417	515	522	640	642
Ginnie Mae	3,375	3,510	3,800	3,921	4,501	4,577
Total mortgage-backed securities held to maturity	4,167	4,315	4,779	4,916	5,744	5,816

Total investments and mortgage-backed securities held to maturity	4,167	4,315	4,779	4,916	5,744	5,816

Investment securities available for sale:
U.S. Government and agency securities	117,731	117,871	88,529	87,009	54,915	54,455
Municipal obligations	3,039	3,171	1,545	1,373	1,545	1,396
Total investment securities available for sale	120,770	121,042	90,074	88,382	56,460	55,851

Mortgage-backed securities available for sale:
Freddie Mac	1,137	1,180	723	736	829	830
Fannie Mae	2,624	2,666	548	565	700	709
Ginnie Mae	3,548	3,613	2,908	2,978	3,358	3,381
Total mortgage-backed securities available for sale	7,309	7,459	4,179	4,279	4,887	4,920

Total investment and mortgage-backed securities available for sale	128,079	128,501	94,253	92,661	61,347	60,771

Total investment and mortgage-backed securities	$132,246	$132,816	$99,032	$97,577	$67,091	$66,587

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2011. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2011
	One Year or Less		More Than One Year through Five Years		More Than Five Years through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield

Investment securities held to maturity:
U.S. Government and agency obligations	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%
Municipal obligations	—	—	—	—	—	—	—	—	—	—	—
Total investment securities held to maturity	—	—	—	—	—	—	—	—	—	—	—

Mortgage-backed securities held to maturity:
Freddie Mac	382	2.95	—	—	—	—	—	—	382	388	2.95
Fannie Mae	410	2.47	—	—	—	—	—	—	410	417	2.47
Ginnie Mae	3,375	1.98	—	—	—	—	—	—	3,375	3,510	1.98
Total mortgage backed securities held to maturity	4,167	2.13	—	—	—	—	—	—	4,167	4,315	2.13

Investment securities available for sale:
U.S. Government and agency obligations	95,244	1.80	15,000	1.75	—	—	7,487	1.54	117,731	117,871	1.78
Municipal obligations	—	—	954	4.03	1,325	4.18	760	4.49	3,039	3,171	4.21
Total investment securities available for sale	95,244	1.80	15,954	1.89	1,325	4.18	8,247	1.81	120,770	121,042	1.84
Mortgage-backed securities available for sale:
Freddie Mac	1,137	2.88	—	—	—	—	—	—	1,137	1,180	2.88
Fannie Mae	2,624	2.50	—	—	—	—	—	—	2,624	2,666	2.50
Ginnie Mae	3,548	1.91	—	—	—	—	—	—	3,548	3,613	1.91
Total mortgage backed securities available for sale	7,309	2.27	—	—	—	—	—	—	7,309	7,459	2.27
Total investment and mortgage-backed securities	$106,720	1.85%	$15,954	1.89%	$1,325	4.18%	$8,247	1.81%	$132,246	$132,816	1.87%

Sources of Funds.

General. Deposits, Federal Home Loan Bank advances, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes.

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer passbook and statement savings accounts, interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts and certificates of deposit.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service.

Savings, NOW and money market rates are generally determined monthly by the board of directors. Certificate of deposit rates are generally determined weekly by our President and Chief Executive Officer. When we determine our deposit rates, we consider liquidity needs, local competition, Federal Home Loan Bank advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 43.8%, 45.1% and 39.9% of total deposits at December 31, 2011, December 31, 2010 and 2009, respectively.  At December 31, 2011, December 31, 2010 and 2009, certificates of deposit with remaining terms to maturity of less than one year amounted to $129.7 million, $94.5 million and $100.1 million, respectively.

In our acquisition of First Franklin Corporation, we assumed deposits of approximately $218.8 million, net of fair value adjustments.  Deposits assumed included savings deposits totaling approximately $77.7 million and time deposits of approximately $141.1 million, with an overall average rate of 1.90%.

The following tables set forth the types of deposit accounts offered by us at the dates indicated.

	At December 31, 2011			At December 31, 2010
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW accounts	$76,170	15.47%	0.28%	$32,929	12.77%	0.22%
Passbook accounts	33,388	6.78	0.15	14,994	5.82	0.15
Money market demand deposits	106,098	21.55	0.50	68,309	26.49	0.76
Total demand, transaction and passbook deposits	215,656	43.80	0.37	116,232	45.08	0.53

Certificates of deposit
Due within one year	129,706	26.35	1.31	94,541	36.67	1.32
Over one year through three years	78,459	15.94	2.35	37,013	14.35	2.62
Over three years	68,500	13.91	2.59	10,066	3.90	1.92
Total certificates of deposit	276,665	56.20	1.92	141,620	54.92	1.77

Total	$492,321	100.00%	1.24%	$257,852	100.00%	1.18%

	At December 31, 2009
	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW accounts	$24,426	10.36%	0.29%
Passbook accounts	15,096	6.40	0.24
Money market demand deposits	54,549	23.12	0.92
Total demand, transaction and passbook deposits	94,071	39.88	0.65

Certificates of deposit
Due within one year	100,050	42.41	1.97
Over one year through three years	30,770	13.04	2.83
Over three years	11,013	4.67	3.83
Total certificates of deposit	141,833	60.12	2.30

Total	$235,904	100.00%	1.60%

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2011
	Less than Six Months	Six Months to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)

2.00% and below	$62,831	$52,638	$39,192	$5,970	$160,631	58.06%
2.01% to 3.00%	802	124	11,730	50,654	63,310	22.88
3.01% to 4.00%	1,484	—	15,902	11,614	29,000	10.48
4.01% to 5.00%	3,301	5,882	11,347	175	20,705	7.49
5.01% to 6.00%	1,569	1,075	288	87	3,019	1.09
Total	$69,987	$59,719	$78,459	$68,500	$276,665	100.00%

	At December 31, 2010
	Less than Year	Year to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)

2.00% and below	$44,129	$35,977	$22,557	$26	$102,689	72.51%
2.01% to 3.00%	8,801	4,542	490	8,053	21,886	15.45
3.01% to 4.00%	66	—	3,957	1,427	5,450	3.85
4.01% to 5.00%	291	451	8,943	560	10,245	7.24
5.01% to 6.00%	118	166	1,066	—	1,350	0.95
Total	$53,405	$41,136	$37,013	$10,066	$141,620	100.00%

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit at Cheviot Savings Bank in amounts greater than or equal to $100,000 was approximately $83.3 million. The following table presents the maturity of these certificates of deposit at such date.

Maturity Period	At December 31, 2011
(In thousands)

Less than three months	$8,757
Three to six months	7,803
Six months to one year	16,058
Over one year to three years	23,961
Over three years	26,683
Total	$83,262

Borrowed Funds.  As a member of the Federal Home Loan Bank of Cincinnati, Cheviot Savings Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met.  Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.  The following table sets forth information with respect to our Federal Home Loan Bank advances, which were our only outstanding borrowings for the periods indicated.

	At or For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
FHLB Advances:
Maximum month end-end balance	$46,159	$40,712	$44,210
Balance at the end of period	$31,327	$27,300	$33,672
Average balance	$39,812	$33,152	$39,783

Weighted average interest rate at the end of period	3.63%	3.64%	4.33%
Weighted average interest rate during period	2.82%	3.81%	4.38%

Leases

The Corporation has lease obligations on four of its branch facilities.  The lease obligations listed below expire by 2014 with renewable terms.

Less than 1 year	$156
More than 1-3 years	170
Total	$326

Employees

As of December 31, 2011, we had 89 full-time employees and 31 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

Subsidiary Activities

As a result of the acquisition of First Franklin Corporation and The Franklin Savings and Loan Company, Cheviot Savings Bank owns 100% of Madison Service Corporation, which is inactive.

Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that are believed by management to be immaterial to its financial condition or results of operations.

REGULATION

General

Cheviot Savings Bank is an Ohio-chartered savings institution that is regulated, examined and supervised by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation.  The Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation have extensive authority over the operations of Ohio-chartered savings institutions.  Under this authority, Ohio-chartered savings institutions are required to file periodic reports with the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation and are subject to periodic examinations by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation.  Cheviot Savings Bank also is subject to rulemaking authority of the Office of the Comptroller of the Currency with respect to federal regulations governing state savings institutions and to certain requirements established by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  Cheviot Savings Bank is also a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System.

As a savings and loan holding company following the conversion, Cheviot Financial Corp. is required to comply with the rules and regulations of the Federal Reserve Board.  We must file certain reports with and are subject to examination by and the enforcement authority of the Federal Reserve Board.  Cheviot Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Ohio Division of Financial Institutions, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, Federal Reserve Board or Congress, could have a material adverse impact on Cheviot Financial Corp. and Cheviot Savings Bank and their operations.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Cheviot Savings Bank and Cheviot Financial Corp.  The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Cheviot Savings Bank and Cheviot Financial Corp.

Dodd-Frank Act

The Dodd-Frank Act significantly changed the bank regulatory structure and will affect the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act eliminated our primary federal regulator, the Office of Thrift Supervision, as of July 21, 2011, and required Cheviot Savings Bank to be supervised and examined by the Federal Deposit Insurance Corporation, the primary federal regulator for state-chartered banks and savings banks that are not members of the Federal Reserve system.  The authority to implement federal rules for state savings institutions was transferred to the Office of the Comptroller of the Currency, which regulates national banks and, as a result of the Dodd-Frank Act, federal savings associations.  Authority over savings and loan holding companies, such as Cheviot Financial Corp., was transferred to the Federal Reserve Board, which is the agency that regulates bank holding companies.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with expansive powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable federal bank regulators.  The legislation gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor and provided non-interest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.  The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations cannot yet fully be assessed.  However, there is a significant possibility that the Dodd-Frank Act will, in the long run, increase regulatory burden, compliance costs and interest expense for Cheviot Savings Bank and Cheviot Financial Corp.

Ohio Savings and Loan Law

The Ohio Division of Financial Institutions is responsible for the regulation and supervision of Ohio savings institutions in accordance with the laws of the State of Ohio.  Ohio law prescribes, subject to applicable federal laws and regulations, the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such institutions may engage in and the investments that such institutions may make.

The Ohio Division of Financial Institutions also has authority to grant necessary approvals for the payment of dividends and any mergers involving or acquisitions of control of Ohio savings institutions.  The Ohio Division of Financial Institutions may initiate certain supervisory measures or formal enforcement actions against Ohio savings institutions.  Ultimately, if the grounds provided by law exist, the Ohio Division of Financial Institutions may place an Ohio association in conservatorship or receivership.

The Ohio Division of Financial Institutions conducts periodic regular examinations of Cheviot Savings Bank.  Such examinations are typically conducted jointly with the federal regulator.  The Ohio Division of Financial Institutions imposes assessments on Ohio savings institutions based on their asset size to cover the cost of supervision and examination.

Loans-to-One-Borrower

Pursuant to federal law, we generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate.  As of December 31, 2011, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

We are required by federal law to satisfy a qualified thrift lender (“QTL”) test under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.”  “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business.  A savings institution that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.  As of December 31, 2011, we maintained 83.28% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

Standards for Safety and Soundness

Federal law requires each federal banking agency to prescribe for insured depository institutions under its jurisdiction standards relating to, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, employee compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the Federal Deposit Insurance Corporation determines that a state savings institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to submit or implement an acceptable plan, the appropriate federal banking agency may issue an enforceable order requiring correction of the deficiencies.

Investment Activities

Federal law generally limits all state-chartered savings institutions in their activities as principal and direct equity investments to those permitted for federal savings associations, notwithstanding state law.  The law allows for certain exceptions such as (i) directly engaging in activities as principal not permissible for federal savings associations if approved upon application to the Federal Deposit Insurance Corporation and (ii) investments in service corporations in an amount greater than permitted for federal savings associations or in service corporations engaged in activities not permitted for corporations of federal savings associations if approved upon application to the Federal Deposit Insurance Corporation.

Capital Requirements

Federal regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  Federal regulations also require that in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by capital regulations based on the risks believed inherent in the type of asset. Core capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At December 31, 2011, Cheviot Savings Bank met each of its capital requirements.

Prompt Corrective Regulatory Action

Under federal Prompt Corrective Action statute, the Federal Deposit Insurance Corporation is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.  State savings institutions that have total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 risk-based capital ratio that is less than 4.0% is considered to be undercapitalized.  A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.”  A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

A capital restoration plan must be filed with and approved by the Federal Deposit Insurance Corporation after an institution becomes “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the capital restoration plan must be guaranteed by any controlling holding company in an amount of lesser of 5% of the institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with capital standards at the time the institution falls out of compliance with the capital restoration plan.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution including, but not limited to, restrictions on growth, capital distributions and geographic and product expansion.  The Federal Deposit Insurance Corporation may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive, the replacement of senior executive officers and directors and restrictions on affiliate transactions.  Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized,” within specified time frames.

Capital Distributions

Federal regulations restrict capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution.  A savings institution must file an application with the Federal Deposit Insurance Corporation for approval of the capital distribution if (i) the total capital distributions for the applicable calendar year exceeds the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years that is still available for dividend, (ii) the institution would not be at least adequately capitalized following the distribution, (iii) the distribution would violate any applicable statute, regulation, agreement or written regulatory condition, or (iv) the institution is not eligible for expedited review of its filings (i.e., generally, institutions that do not have safety and soundness, compliance and Community Reinvestment Act ratings in the top two categories or fail a capital requirement).  If an application is not required to be filed, savings institutions that are a subsidiary of a holding company, which is the case with Cheviot Savings Bank, must file a notice with the Federal Deposit Insurance Corporation and the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

In the event that a savings institution’s capital falls below its regulatory requirements or it is notified by the regulator that it is in need of more than normal supervision, its ability to make capital distributions would be restricted.  In addition, any proposed capital distribution could be prohibited if the regulator determines that the distribution would constitute an unsafe or unsound practice.

Transactions with Related Parties

A savings institution’s authority to engage in transactions with related parties or “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation W.  The term “affiliate” generally means any company that controls or is under common control with an institution, including Cheviot Financial Corp. and its non-savings institution subsidiaries.  Applicable law limits the aggregate amount of “covered” transactions with any individual affiliate, including loans to the affiliate, to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Certain covered transactions with affiliates, such as loans to or guarantees issued on behalf of affiliates, are required to be secured by specified amounts of collateral.  Purchasing low quality assets from affiliates is generally prohibited.  Regulation W also provides that transactions with affiliates, including covered transactions, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited by law from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders.  Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed.  Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made.  At December 31, 2011, we were in compliance with these regulations.

Enforcement

The Federal Deposit Insurance Corporation has federal enforcement responsibility over state-chartered savings institutions, including the authority to bring enforcement action against “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

Deposit Insurance

Cheviot Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  Deposit accounts in Cheviot Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor. In addition, certain non-interest-bearing transaction accounts are fully insured, regardless of the dollar amount, until December 31, 2012.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates.  Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital.  The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.  The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In 2009, the Federal Deposit Insurance Corporation, in response to pressures on the Deposit Insurance Fund caused by bank and savings institution failures, required all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The estimated assessments were based on assumptions established by the Federal Deposit Insurance Corporation, including an assumed 5% annual growth rate and certain assumed assessment rate increases.  That pre-payment, which was due on December 30, 2009, amounted to $968,000 for Cheviot Savings Bank.  The pre-payment was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.  For the quarter ended December 31, 2011, the annualized Financing Corporation assessment was equal to one basis point of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long term fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the operating expenses and results of operations of Cheviot Savings Bank.  Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Management of Cheviot Savings Bank does not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Federal Home Loan Bank System

Cheviot Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Cincinnati, we are required to acquire and hold a specified amount of shares of capital stock in Federal Home Loan Bank.

Community Reinvestment Act and Fair Lending Laws

Savings institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on certain activities such as branching and acquisitions.  Cheviot Savings Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent examination.

Other Regulations

Interest and other charges collected or contracted for by Cheviot Savings Bank are subject to state usury laws and federal laws concerning interest rates.  Cheviot Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Cheviot Savings Bank also are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●
The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

Cheviot Financial Corp. is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board, which replaced the Office of Thrift Supervision in that capacity due to the Dodd-Frank Act regulatory restructuring.  The Federal Reserve Board will have enforcement authority over Cheviot Financial Corp. and its non-savings institution subsidiaries.  Among other things, that authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Cheviot Savings Bank.

As a savings and loan holding company, Cheviot Financial Corp.’s activities are limited to those activities permissible by law for financial holding companies or multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity.  Such activities include lending activities, insurance and underwriting equity securities.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, and certain additional activities authorized by federal regulation.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board and from acquiring or retaining control of any depository not insured by the Federal Deposit Insurance Corporation.   In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.  An acquisition by a savings and loan holding company of a savings institution in another state to be held as a separate subsidiary may not be approved unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries.  The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which would exclude instruments such as trust preferred securities and cumulative preferred stock.  Instruments issued before May 19, 2010 are grandfathered for companies of consolidated assets of $15 billion or less.  Bank holding companies with assets of less than $500 million are exempt from the consolidated capital requirements.  Holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 receive a five year phase-in from the July 21, 2010 date of enactment of the Dodd-Frank Act.

The Dodd-Frank Act extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Federal Securities Laws

Cheviot Financial Corp. common stock is registered with the Securities and Exchange Commission after the conversion and stock offering.  Cheviot Financial Corp. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in Cheviot Financial Corp.’s public offering does not cover the resale of those shares.  Shares of common stock purchased by persons who are not affiliates of Cheviot Financial Corp. may be resold without registration.  Shares purchased by an affiliate of Cheviot Financial Corp. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If Cheviot Financial Corp. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Cheviot Financial Corp. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Cheviot Financial Corp., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Cheviot Financial Corp. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact.  The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.  We have existing policies, procedures and systems designed to comply with these regulations, and we are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Cheviot Financial Corp. unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board.  Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution.  Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with Cheviot Financial Corp., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

TAXATION

Cheviot Financial Corp. and Cheviot Savings Bank are subject to income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Cheviot Financial Corp. or Cheviot Savings Bank.

Federal Taxation

For federal income tax purposes, Cheviot Financial Corp. and Cheviot Savings Bank file a consolidated federal income tax return on a calendar year basis using the accrual method of accounting.

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations.  However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of Cheviot Savings Bank’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes.  At December 31, 2011, Cheviot Savings Bank had pre-1988 bad debt reserves totaling approximately $3.0 million.  A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

Deferred income taxes arise from the recognition of items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements.  Cheviot Financial Corp. will account for deferred income taxes by the asset and liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities.  The resulting deferred tax liabilities and assets will be adjusted to reflect changes in the tax laws.

Cheviot Financial Corp. is subject to the corporate alternative minimum tax to the extent it exceeds Cheviot Financial Corp.’s regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an “adjusted current earnings” computation which is similar to a tax earnings and profits computation.  In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

Cheviot Savings Bank’s federal income tax return for the year ended December 31, 2009 is currently under audit by the Internal Revenue Service, and Franklin Financial Corporation’s federal income tax returns for the years ended December 31, 2010, 2009 and 2008 are currently under audit by the Internal Revenue Service.

State Taxation

Cheviot Financial Corp. and Cheviot Savings Bank are subject to Ohio taxation in the same general manner as other corporations. In particular, Cheviot Financial Corp. and Cheviot Savings Bank are subject to the Ohio corporation franchise tax, which is an excise tax imposed on corporations for the privilege of doing business in Ohio, owning capital or property in Ohio, holding a charter or certificate of compliance authorizing the corporation to do business in Ohio, or otherwise having nexus with Ohio during a calendar year. The franchise tax is imposed on the value of a corporation’s issued and outstanding shares of stock. Financial institutions determine the value of their issued and outstanding shares based upon the net worth of the shares. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth.

As a Maryland business corporation, Cheviot Financial Corp. is required to file an annual report with and pay franchise taxes to the state of Maryland.

MANAGEMENT

Executive Officers of Cheviot Financial Corp.

The following individuals hold the following executive officer positions with Cheviot Financial Corp.

Name	Age	Position

Thomas J. Linneman	58	President and Chief Executive Officer
Scott T. Smith	42	Chief Financial Officer

Availability of Annual Report on Form 10-K

Our Annual Report on Form 10-K may be accessed on our website at www.cheviotsavings.com.  Information on our website should not be considered a part of this annual report.

ITEM 1A.	RISK FACTORS

Changing Interest Rates May Cause Net Earnings to Decline.

In the event that interest rates rise, our net interest margin and interest rate spread will be adversely affected by the high level of assets with fixed rates of interest which we retain in our portfolio.  As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income.  Furthermore, the value of our loans will be less should we choose to sell such loans in the secondary market.  Since, as a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  We may experience significant loan losses, which could have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectibility of our portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.

In determining the amount of the allowance for loan losses, we review individual delinquent multi-family and commercial real estate loans for potential impairments in their carrying values.  Additionally, we apply a factor to the loan portfolio principally based on historical loss experience as applied to the composition of the one- to-four family loan portfolio and integrated with our perception of risk in the economy related to past experience.  Since we must use assumptions regarding individual loans and the economy, our current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary.  Consequently, we may need to significantly increase our provision for losses on loans, particularly if one or more of our larger loans or credit relationships becomes delinquent or if we expand our non-residential, multi-family or commercial business lending.  In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize loan charge-offs.

If Economic Conditions Deteriorate, Our Earnings Could be Adversely Impacted as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Since we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral.  Advance changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

In addition, substantially all of our loans are to individuals and businesses in Hamilton County, Ohio.  Consequently, any decline in the economy of this market area could have an adverse impact on our earnings.

ITEM 1.B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

We conduct our business through our main banking office located in Cheviot, Ohio, and other full-service branch offices located in Hamilton County, Ohio. The aggregate net book value of our premises and equipment was $10.2 million at December 31, 2011. The following table sets forth certain information with respect to our offices at December 31, 2011, including lease expiration dates for leased properties.

Location	Leased or Owned	Year Opened/ Acquired	Net Book Value
			(In thousands)
Main Office
3723 Glenmore Avenue Cheviot, Ohio 45211	Owned	1912	$1,410

Branches
5550 Cheviot Road Cincinnati, Ohio 45247	Owned	1982	317

6060 Bridgetown Road Cincinnati, Ohio 45248	Owned	1991	432

1194 Stone Road Harrison, Ohio 45030	Owned	1997	550

585 Anderson Ferry Road Cincinnati, Ohio 45238	Owned	2006	1,073

7072 Harrison Avenue Cincinnati, Ohio 45247	Owned	2006	1,411

4750 Ashwood Drive Cincinnati, Ohio 45241	Owned	1996	1,422

2000 Madison Road Cincinnati, Ohio 45208	Owned	1981	869

1100 West Kemper Road Cincinnati, Ohio 45240	Leased June 2014	1984	273

7615 Reading Road Cincinnati, Ohio 45237	Leased February 2014	1971	272

11186 Reading Road Cincinnati, Ohio 45241	Owned	1974	1,227

7944 Beechmont Avenue Cincinnati, Ohio 45255	Leased October 2014	2001	37

5791 Glenway Avenue	Owned – building	2003	907
Cincinnati, Ohio 45238	Leased – land June 2012
			$10,200

ITEM 3.	LEGAL PROCEEDINGS

Cheviot Savings Bank in not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to its financial condition or results of operations.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “CHEV”.

The following table sets forth the range of the high and low sales prices of the Company’s predecessor Common Stock for the prior eight calendar quarters and is based upon information provided by Nasdaq.  Information provided below has not been adjusted to reflect the exchange ratio in the second step conversion.

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2011	$9.44	$8.18	$0.12
June 30, 2011	9.29	8.13	0.12
September 30, 2011	9.20	8.01	0.12
December 31, 2011	8.58	7.35	0.12

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2010	$9.22	$7.22	$0.11
June 30, 2010	9.50	7.55	0.11
September 30, 2010	8.95	7.53	0.11
December 31, 2010	9.49	8.09	0.11

As of December 31, 2011, the Company had 769 stockholders of record.  Please see “Item 1. Business— Regulation—Capital Distributions” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Set forth below is information relating to the Company’s common stock repurchase activity during the fourth quarter of 2011. Information provided below has not been adjusted to reflect the exchange ratio in the second step conversion.

Month	Total Number of Shares Purchased	Average Price Paid per share	Total shares purchased as part of a publicly announced program or plan	Maximum number of shares that may yet be purchased under the program or plan

October	—	$—	—	360,818
November	—	—	—	360,818
December	—	—	—	360,818

Set forth below is information as of December 31, 2011 regarding equity compensation plans.  Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders. Information provided below has not been adjusted to reflect the exchange ratio in the second step conversion.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	680,426	$11.14	67,891
Equity compensation plans not approved by stockholders	187,000	—	187,000
Total	867,426	$11.14	254,891

On January 18, 2012, the Company completed the sale of 4,675,000 shares of its common stock at a price of $8.00 per share, for gross proceeds of $37.4 million.  The shares were sold pursuant to a registration statement on form S-1 (SEC File No. 333-176793) which became effective on November 10, 2011.  Stifel Nicholas Weisel served as selling agent on behalf of the Company.  Expenses associated with the offering and sale were approximately $2.6 million of which $1.5 million represents fees and expenses paid to the selling agent.  Net proceeds from the offering were $34.8 million.

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data is incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements identified in Item 15(a)(1) hereof are incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation, of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Company and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2011 is effective using these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”  In addition, see “Executive Officers of Cheviot Financial Corp.” in Item 1 for information concerning the Company’s executive officers.  Information concerning corporate governance matters is incorporated by reference from the Company’s Proxy Statement.

The Board of Directors has adopted a Code of Ethics, applicable to the Chief Executive Officer and Chief Financial Officer.  The Code of Ethics may be accessed through our website at www.cheviotsavings.com and is filed as Exhibit 14 hereto.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and transactions, and director independence, is incorporated herein by reference from the Company’s Proxy Statement, specifically the sections captioned “Transactions with Certain Related Persons” and “Proposal I-Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s Proxy Statement under the caption “Proposal II-Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

●	Report of Independent Registered Public Accounting Firm.

●	Consolidated Statements of Financial Condition at December 31, 2011 and 2010.

●	Consolidated Statements of Earnings for the Years Ended December 31, 2011, 2010 and 2009.

●	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009.

●	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

●	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Charter of Cheviot Financial Corp.(1)

3.2	Bylaws of Cheviot Financial Corp. (1)

4	Stock Certificate of Cheviot Financial Corp. (2)

10.1	Amended and Restated Employment Agreement with Thomas J. Linneman(3)

10.2	Amended and Restated Change in Control Severance Agreement with Kevin Kappa(4)

10.3	Amended and Restated Change in Control Severance Agreement with Jeffrey Lenzer(5)

10.4	Amended and Restated Directors Deferred Compensation Plan(6)

10.5	Tax Allocation Agreement(7)

10.6	Expense Allocation Agreement(8)

10.7	2005 Stock Based Incentive Plan(9)

10.8	Supplemental Insurance Plan(10)

10.9	Cash Bonus Plan(11)

13	Annual Report to Shareholders

14	Code of Ethics(12)

21	Subsidiaries of the Registrant(13)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 12, 2011.

(2)	Incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 12, 2011.

(3)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(4)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(5)	Incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(6)	Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2003.

(7)	Incorporated by reference to Exhibit 10.5 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(8)	Incorporated by reference to Exhibit 10.6 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

(9)	Incorporated by reference to Exhibit A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on March 25, 2005.

(10)	Incorporated by reference to Exhibit 99 of the Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

(11)	Incorporated by reference to Exhibit 10.7 of the registration Statement on Form S-1 filed on September 12, 2011.

(12)	Incorporated by reference to Exhibit 14 of the Form 10-K filed with the Securities and Exchange Commission on March 25, 2004.

(13)	Incorporated by reference to Exhibit 21 of the Form 10-K filed with the Securities and Exchange Commission on March 30, 2007.

(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEVIOT FINANCIAL CORP.

Date:	March 14, 2012	By:	/s/ Thomas J. Linneman
Thomas J. Linneman,
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas J. Linneman	By:	/s/ Scott T. Smith
	Thomas J. Linneman, President		Scott T. Smith, Chief Financial Officer
	and Chief Executive Officer		(principal financial officer and principal
accounting officer)

Date:	March 14, 2012	Date:	March 14, 2012

By:	/s/ Edward L. Kleemeier	By:	/s/ John T. Smith
	Edward L. Kleemeier, Director		John T. Smith, Director

Date:	March 14, 2012	Date:	March 14, 2012

By:	/s/ Robert L. Thomas	By:	/s/ James E. Williamson
	Robert L. Thomas, Director		James E. Williamson, Director

Date:	March 14, 2012	Date:	March 14, 2012

By:	/s/ Steven R. Hausfeld
Steven R. Hausfeld, Director

Date:	March 14, 2012