Form 10-Q
period 2012-03-31
Cheviot Financial Corp.
filed 2012-05-15
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                  March 31, 2012

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50529

CHEVIOT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Federal	90-0789920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3723 Glenmore Avenue, Cincinnati, Ohio 45211
(Address of principal executive office)

Registrant’s telephone number, including area code: (513) 661-0457

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer ☐                  Accelerated filer   ☐                   Non-accelerated filer   ☐

Small business issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No  ☒

As of May 14, 2012, the latest practicable date, 7,596,557 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                      No  ☐

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Cash and due from banks	$6,534	$11,023
Federal funds sold	9,534	18,019
Interest-earning deposits in other financial institutions	29,718	16,098
Cash and cash equivalents	45,786	45,140

Investment securities available for sale – at fair value	155,432	121,042
Mortgage-backed securities available for sale - at fair value	7,198	7,459
Mortgage-backed securities held to maturity - at cost, approximate market value of $4,191 and $4,315 at March 31, 2012 and December 31, 2011, respectively	4,031	4,167
Loans receivable - net	370,442	382,759
Loans held for sale - at lower of cost or market	3,096	1,537
Real estate acquired through foreclosure - net	3,914	3,795
Office premises and equipment - at depreciated cost	10,347	10,200
Federal Home Loan Bank stock - at cost	8,366	8,366
Accrued interest receivable on loans	1,506	1,614
Accrued interest receivable on mortgage-backed securities	26	27
Accrued interest receivable on investments and interest-earning deposits	474	498
Goodwill	10,309	10,309
Core deposit intangible	940	1,028
Prepaid expenses and other assets	3,477	4,330
Bank-owned life insurance	10,410	10,330
Prepaid federal income taxes	1,247	1,428
Deferred federal income taxes	2,423	2,275

Total assets	$639,424	$616,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$499,542	$492,321
Advances from the Federal Home Loan Bank	28,498	31,327
Advances by borrowers for taxes and insurance	1,654	2,464
Accrued interest payable	112	118
Accounts payable and other liabilities	3,722	4,521
Total liabilities	533,528	530,751

Commitments and contingencies	-	12,643

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
Common stock - authorized 30,000,000 shares, $.01 par value;
7,596,557 and 9,918,751 shares issued at March 31, 2012 and December 31, 2011	76	99
Additional paid-in capital	65,812	43,866
Shares acquired by stock benefit plans	(2,409)	(913)
Treasury stock - at cost, 0 shares at March 31, 2012 and 1,053,843 shares at December 31, 2011	-	(12,860)
Retained earnings - restricted	42,715	42,440
Accumulated comprehensive gain (loss), unrealized gains (losses) on securities available for sale, net of related tax expense (benefits)	(298)	278
Total shareholders’ equity	105,896	72,910

Total liabilities and shareholders’ equity	$639,424	$616,304

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

For the three months ended March 31, 2012 and 2011
(In thousands, except per share data)

	2012	2011
Interest income
Loans	$4,832	$3,390
Mortgage-backed securities	60	50
Investment securities	569	457
Interest-earning deposits and other	96	50
Total interest income	5,557	3,947

Interest expense
Deposits	1,272	926
Borrowings	252	279
Total interest expense	1,524	1,205

Net interest income	4,033	2,742

Provision for losses on loans	150	150

Net interest income after provision for losses on loans	3,883	2,592

Other income
Rental	37	20
Gain (loss) on sale of real estate acquired through foreclosure	29	(12)
Gain on sale of loans	377	46
Earnings on bank-owned life insurance	80	39
Other operating	453	167
Total other income	976	260

General, administrative and other expense
Employee compensation and benefits	1,658	1,135
Occupancy and equipment	426	162
Property, payroll and other taxes	295	278
Data processing	156	79
Legal and professional	169	223
Advertising	75	77
FDIC expense	114	127
Other operating	693	219
Total general, administrative and other expense	3,586	2,300

Earnings before federal income taxes	1,273	552

Federal income taxes
Current	241	166
Deferred	149	(166)
Total federal income taxes	390	-

NET EARNINGS	$883	$552

EARNINGS PER SHARE
Basic	$.12	$.06
Diluted	$.12	$.06

Dividends declared per share	$.08	$.12

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For the three months ended March 31, 2012 and 2011
 (In thousands)

	2012	2011

Net earnings for the period	$883	$552

Other comprehensive income (loss), net of related tax expense (benefits):
Unrealized holding gains (losses) on securities during the period, net of tax expense (benefits) of $(297) and $103 for the periods ended March 31, 2012 and 2011, respectively	(576)	200

Comprehensive income	$307	$752

Accumulated comprehensive loss	$(298)	$(851)

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31, 2012 and 2011
 (In thousands)

	2012	2011
Cash flows from operating activities:
Net earnings for the period	$883	$552
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(21)	5
Depreciation	186	69
Amortization of deferred loan origination costs - net	1	55
Proceeds from sale of loans in the secondary market	17,158	9,524
Loans originated for sale in the secondary market	(18,382)	(5,925)
Gain on sale of loans	(377)	(46)
Amortization of expense related to stock benefit plans	(16)	(8)
Provision for losses on loans	150	150
Amortization of fair value adjustments	(208)	-
(Gain) loss on real estate acquired through foreclosure	(29)	12
Impairment on real estate acquired through foreclosure	52	-
Net increase in cash surrender value of bank-owned life insurance, net of acquisition	(80)	(39)
Increase (decrease) in cash, net of acquisition, due to changes in:
Accrued interest receivable on loans	108	(142)
Accrued interest receivable on mortgage-backed securities	1	11
Accrued interest receivable on investments and interest-earning deposits	24	57
Prepaid expenses and other assets	853	(151)
Accrued interest payable	(6)	(660)
Accounts payable and other liabilities	(786)	(828)
Federal income taxes
Current	181	831
Deferred	149	(166)
Net cash flows provided by (used in) operating activities	(159)	3,301

Cash flows provided by (used in) investing activities:
Principal repayments on loans	22,678	11,522
Loan disbursements	(9,192)	(8,038)
Purchase of investment securities – available for sale	(77,155)	-
Proceeds from maturity of investment securities – available for sale	39,350	5,000
Principal repayments on mortgage-backed securities – available for sale	336	337
Principal repayments on mortgage-backed securities – held to maturity	136	159
Proceeds from the sale of real estate acquired through foreclosure	1,106	314
Purchase of office premises and equipment	(333)	(102)
Cash paid for acquisition, net of cash received	-	(4,200)
Net cash flows provided by (used in) investing activities	(23,074)	4,992

Cash flows provided by (used in) financing activities:
Net increase in deposits, net of acquisition	7,440	1,673
Proceeds from Federal Home Loan Bank advances	-	11,000
Repayments on Federal Home Loan Bank advances	(2,804)	(14,519)
Advances by borrowers for taxes and insurance, net of acquisition	(810)	(515)
Stock option expense, net	5	5
Proceeds from stock conversion	22,151	-
Shares acquired by stock benefit plans	(1,496)	-
Dividends paid on common stock	(607)	(408)
Net cash flows provided by (used in) financing activities	23,879	(2,764)

Net increase in cash and cash equivalents	646	5,529

Cash and cash equivalents at beginning of period	45,140	18,149

Cash and cash equivalents at end of period	$45,786	$23,678

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the three months ended March 31, 2012 and 2011
 (In thousands)

	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$52	$120

Interest on deposits and borrowings	$1,530	$1,109

Supplemental disclosure of non-cash investing activities:
Transfer from loans to real estate acquired through foreclosure	$1,261	$435

Recognition of mortgage servicing rights	$127	$62

Deferred gain on real estate acquired through foreclosure	$13	$-

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2012 and 2011

1.       Basis of Presentation

Cheviot Financial Corp. (“Cheviot Financial” or the “Corporation”) is a financial holding company, the principal asset of which consists of its ownership of Cheviot Savings Bank (the “Savings Bank”).  The Savings Bank conducts a general banking business in southwestern Ohio which consists of attracting deposits and applying those funds primarily to the origination of real estate loans.  The Savings Bank’s profitability is significantly dependent on net interest income, which is the difference between interest income from interest-earning assets and the interest expense paid on interest-bearing liabilities.  Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.

On January 18, 2012 we completed our second step reorganization and sale of common stock.  Prior to the completion of the second step conversion, Cheviot Financial was a federal corporation and mid-tier holding company.  Following the reorganization Cheviot Financial is the Maryland chartered holding company of the Savings Bank.  Reference to Cheviot Financial or the Corporation at December 31, 2011 or March 31, 2011 refer to the federal mid-tier corporation unless otherwise indicated shares outstanding and per share information at December 31, 2011 and March 31, 2011 has been adjusted to reflect the exchange ratio of 0.857%.

On March 16, 2011, the Corporation completed the acquisition of First Franklin Corporation (“First Franklin”) and its wholly-owned subsidiary, The Franklin Savings and Loan Company (“Franklin Savings”).  Accordingly, the Corporation’s unaudited consolidated financial statements for the three months ended March 31, 2011 includes the accounts of First Franklin for the period March 17, 2011 to March 31, 2011.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2011.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.       Principles of Consolidation

The accompanying consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank.  All significant intercompany items have been eliminated.

3.       Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  In addition, we may borrow from the Federal Home Loan Bank of Cincinnati.  At March 31, 2012 and December 31, 2011, we had $28.5 million and $31.3 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $153.2 million and $160.6 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

3.       Liquidity and Capital Resources (continued)

Loan repayments and maturing securities are a relatively predictable source of funds.  However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities.  For the three months ended March 31, 2012, loan originations totaled $27.6 million, compared to $14.0 million for the three months ended March 31, 2011.

Total deposits increased $7.4 million and $223.2 million, including $221.5 million acquired in the acquisition of First Franklin during the three months ended March 31, 2012 and 2011, respectively.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

During the three months ended March 31, 2012 we received net proceeds of $22.2 million from the completion of the second step reorganization and stock offering.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contracts as of March 31, 2012.

	Payments due by period
	Less	More than	More than	More
	than	1-3	4-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$130	$2,735	$14,974	$10,659	$28,498
Certificates of deposit	128,723	82,174	64,275	541	275,713
Lease obligations	159	186	-	-	345

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	2,051	-	-	-	2,051
Home equity lines of credit	31,428	-	-	-	31,428
Commercial lines of credit	844	-	-	-	844
Undisbursed loans in process	1,472	-	-	-	1,472

Total contractual obligations	$164,807	$85,095	$79,249	$11,200	$340,351

We are committed to maintaining a strong liquidity position and we monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2012 and 2011, we exceeded all of the applicable regulatory capital requirements.  Our core (Tier 1) capital was $76.3 million and $56.6 million, or 12.1% and 9.5% of total assets at March 31, 2012 and 2011, respectively.  In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $38.4 million, or 6.0% of assets as of March 31, 2012.  To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%.  At March 31, 2012 and 2011, we had a total risk-based capital ratio of 24.7% and 17.3%, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

4.       Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated.  Weighted-average common shares deemed outstanding gives effect to 248,206 and 107,126 unallocated shares held by the ESOP for the three months ended March 31, 2012 and 2011, respectively.  The unallocated shares at March 31, 2012 have been adjusted to reflect the exchange ratio of 0.857%.

	For the three months ended
	March 31,
	2012	2011

Weighted-average common shares outstanding (basic)	7,618,322	8,757,782

Dilutive effect of assumed exercise of stock options	7,391	7,927

Weighted-average common shares outstanding (diluted)	7,625,713	8,765,709

5.       Stock Option Plan

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 416,517 stock options.  During 2011, 2010 and 2009 approximately 3771, 7,593 and 6,907 stock options were granted subject to a five year vesting period.  The shares in the plan and the shares granted have been adjusted to reflect the exchange ratio of 0.857%.

The Corporation follows FASB Accounting Standard Codification Topic 718 (ASC 718), “Compensation – Stock Compensation,” for its stock option plans, and accordingly, the Corporation recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected as a net increase in equity, for both any new grants, as well as for all unvested options outstanding at December 31, 2005, in both cases using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three months ended March 31, 2012, the Corporation recorded $5,000 in after-tax compensation cost for equity-based awards that vested during the three months ended March 31, 2012.  The Corporation has $61,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2012, which is expected to be recognized over a weighted-average vesting period of approximately 2.0 years.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

5.       Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of March 31, 2012, and changes during the period then ended is presented below:

	Three months ended		Year ended
	March 31, 2012		December 31, 2011
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	425,600	$11.10	421,200	$11.05
Stock conversion	(60,861)	1.76	-	-
Granted	-	-	4,400	9.04
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of period	364,739	$12.86	425,600	$11.10

Options exercisable at period-end	346,879	$12.99	404,760	$11.14

Options expected to be exercisable at year-end

Fair value of options granted		NA		$5.30

The following information applies to options outstanding at March 31, 2012:

Number outstanding				364,739
Exercise price				$9.42 - $15.90
Weighted-average exercise price				$12.99
Weighted-average remaining contractual life				3.5 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior.  The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.  Volatility is based upon the historical volatility of the Corporation’s stock.

The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2011:  dividend yield of 5.31%, expected volatility of 44.17%, risk-free interest rate of 2.97% and an expected life of 10 years for each grant.

The effects of expensing stock options are reported in “cash provided by financing activities” in the Consolidated Statements of Cash Flows.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

6.       Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2012 and December 31, 2011 are shown below.

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$153,083	$73	$931	$152,225
Municipal obligations	3,038	170	1	3,207

	$156,121	$243	$932	$155,432

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$117,731	$205	$65	$117,871
Municipal obligations	3,039	160	28	3,171

	$120,770	$365	$93	$121,042

The amortized cost of investment securities at March 31, 2012, by contractual term to maturity, are shown below.

March 31,
2012
(In thousands)
Less than one year	$35,984
One to five years	30,897
Five to ten years	18,321
More than ten years	70,919

$156,121

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at March 31, 2012 and December 31, 2011 are shown below.

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$1,120	$124	$1	$1,243
Federal National Mortgage Association adjustable-rate participation certificates	2,399	50	3	2,446
Government National Mortgage Association adjustable-rate participation certificates	3,441	102	34	3,509

	$6,960	$276	$38	$7,198

Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$368	$7	$1	$374
Federal National Mortgage Association adjustable-rate participation certificates	385	9	-	394
Government National Mortgage Association adjustable-rate participation certificates	3,278	148	3	3,423

	$4,031	$164	$4	$4,191

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$1,137	$44	$1	$1,180
Federal National Mortgage Association adjustable-rate participation certificates	2,624	46	4	2,666
Government National Mortgage Association adjustable-rate participation certificates	3,548	93	28	3,613

	$7,309	$183	$33	$7,459

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

6.       Investment and Mortgage-backed Securities (continued)

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Held to maturity:
Federal Home Loan Mortgage
Corporation adjustable-rate
participation certificates	$382	$7	$1	$388
Federal National Mortgage
Association adjustable-rate
participation certificates	410	7	-	417
Government National Mortgage
Association adjustable-rate
participation certificates	3,375	137	2	3,510

	$4,167	$151	$3	$4,315

The amortized cost of mortgage-backed securities, including those designated as available for sale, at March 31, 2012, by contractual terms to maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

March 31,
2012
(In thousands)

Due in one year or less	$538
Due in one year through five years	2,271
Due in five years through ten years	3,129
Due in more than ten years	5,053

$10,991

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2012:

	Less than 12 months			12 months or longer			Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
	(Dollars in thousands)
U.S. Government
agency securities	26	$121,175	$931	-	$-	$-	26	$121,175	$931
Municipal obligations	-	-	-	1	713	1	1	713	1
Mortgage-backed
securities	10	441	38	10	160	4	20	601	42

Total temporarily
impaired securities	36	$121,616	$969	11	$873	$5	47	$122,489	$974

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

6.       Investment and Mortgage-backed Securities (continued)

Management does not intend to sell any of the debt securities with an unrealized loss and does not believe that it is more likely than not that we will be required to sell a security in an unrealized loss position prior to a recovery in value.  The decline in the fair value is primarily due to an increase in market interest rates.  The fair values are expected to recover as securities approach maturity dates. The Company has evaluated these securities and has determined that the decline in their values is temporary.

7.       Income Taxes

The Corporation uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. The Corporation accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans, goodwill and intangible assets.  The Corporation has approximately $6.8 million of net operating losses to carryforward for the next 20 years.  These losses are subject to the Internal Revenue Code section 382 limitations which allow approximately $1.1 million of the losses on an annual basis to offset current year taxable income.

The Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At adoption date, January 1, 2007 the Corporation applied the standard to all tax positions for which the statute of limitations remained open and was not required to record any liability for unrecognized tax benefits as that date.  There have been no material changes in unrecognized tax benefits since January 1, 2007.  The known tax attributes which can influence the Corporation’s effective tax rate is the utilization of net operating loss carryforwards subject to the limitations under Internal Revenue Code section 382.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for the years before 2009.

The Corporation will recognize, if applicable, interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

7.       Income Taxes (continued)

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the periods ended March 31, 2012 and 2011:

	2012	2011
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$432	$188
Increase (decrease) in taxes resulting primarily from:
Stock compensation	(7)	(4)
Nontaxable interest income	(11)	(6)
Cash surrender value of life insurance	(27)	(13)
Utilization of net operating loss carryforwards, previously reserved	-	(166)
Other	3	1

Federal income taxes per financial statements	$390	$-

Effective tax rate	30.6%	-%

8.       Disclosures About Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy exists for fair value measurements based upon the inputs to the valuation of an asset or liability.

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair value methods and assumptions are set forth below for each type of financial instrument.

Securities available for sale:  Fair value on available for sale securities were based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers.  Available for sale securities includes U.S. agency securities, municipal bonds and mortgage-backed agency securities.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

8.       Disclosures About Fair Value of Assets and Liabilities (continued)

                                 Fair Value Measurements at March 31, 2012 and December 31, 2011

	Quoted prices
	in active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Securities available for sale at March 31, 2012:
U.S. Government agency securities	-	$152,225	-
Municipal obligations	-	$3,207	-
Mortgage-backed securities	-	$7,198	-

Securities available for sale at December 31, 2011:
U.S. Government agency securities	-	$117,871	-
Municipal obligations	-	$3,171	-
Mortgage-backed securities	-	$7,459	-

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  In addition, on the acquisition date the Corporation independently fair valued $25.0 million of First Franklin’s impaired loans, as well as $173.2 million of performing loans.  First Franklin’s impaired loans subject to fair value write-downs are not included in Cheviot Financial’s non-performing loan totals.  Such loans are considered performing under Topic ASC 310-30, even though the loans are contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and the resulting loss provisions or future period yield adjustments. The fair values were obtained using independent appraisals, which the Corporation considers to be Level 2 inputs.  The aggregate carrying amount of the Corporation’s impaired loans at March 31, 2012 was approximately $5.7 million at both March 31, 2012 and December 31, 2011, respectively.

The Corporation has real estate acquired through foreclosure totaling $3.9 million and $3.8 million at March 31, 2012 and December 31, 2011, respectively.  Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs.  The aggregate amount of real estate acquired through foreclosure that is carried at fair value was approximately $3.2 million at March 31, 2012 and $3.1 million at December 31, 2011.  The aggregate amount of real estate acquired through foreclosure which is carried at historic cost totaled $721,000 and $734,000 at March 31, 2012 and December 31, 2011, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

9.       Effects of Recent Accounting Pronouncements

We adopted the following accounting guidance in 2012 none of which had a material effect, if any, on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This Update provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not anticipate any material impact from this Update.

In June 2011, the FASB issued ASU 2011-5, “Comprehensive Income (Topic 220).” In this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in this Update should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. We do not anticipate any material impact from this Update.

In September 2011, the FASB issued ASU 2011-8, “Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.” The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We do not anticipate any material impact from this Update.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

9.       Effect of Recent Accounting Pronouncements (continued)

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This ASU is not expected to have a significant impact on the Company’s financial statements.

10.       Fair Value of Financial Instruments

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. These fair value estimates are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price for which an asset could be sold or liability could be settled. However, given there is no active market or observable market transactions for many of the Corporation’s financial instruments, it has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at March 31, 2012:

Cash and cash equivalents: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

Investment and mortgage-backed securities: For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price.

Loans receivable:  The loan portfolio was segregated into categories with similar characteristics, such as one-to four-family residential, multi-family residential and commercial real estate.  These loan categories were further delineated into fixed-rate and adjustable-rate loans.  The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality.  For loans on deposit accounts, fair values were deemed to equal the historic carrying values.  The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

Federal Home Loan Bank stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

10.      Fair Value of Financial Instruments (continued)

Deposits:  The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at March 31, 2012.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank:  The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit:  For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  At March 31, 2012, the fair value of the derivative loan commitments was not material.

The estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
Financial assets
Cash and cash equivalents	$45,786	$45,786	$45,140	$45,140
Investment securities	155,432	155,432	121,042	121,042
Mortgage-backed securities	11,229	11,389	11,626	11,774
Loans receivable - net	373,538	403,054	384,296	404,595
Accrued interest receivable	2,006	2,006	2,139	2,139
Federal Home Loan Bank stock	8,366	8,366	8,366	8,366

	$596,357	$626,033	$572,609	$593,056

Financial liabilities
Deposits	$499,542	$499,322	$492,321	$492,286
Advances from the Federal Home Loan Bank	28,498	29,429	31,327	32,429
Accrued interest payable	112	112	118	118
Advances by borrowers for taxes and insurance	1,654	1,654	2,464	2,464

	$529,806	$530,517	$526,230	$527,297

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

11.   Acquisition Activity

First Franklin Corporation

As previously stated, on March 16, 2011, Cheviot Financial, and its wholly owned subsidiary, Cheviot Savings Bank, completed the acquisition of First Franklin and its wholly-owned subsidiary, Franklin Savings.  The acquisition was consummated in accordance with an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 12, 2010, by and among Cheviot Financial Corp., Cheviot Savings Bank, Cheviot Merger Subsidiary, Inc., First Franklin and Franklin Savings.

At the effective time of the acquisition, each share of common stock, par value $0.01 per share, of First Franklin (other than shares owned by First Franklin, Cheviot Financial, Cheviot Savings Bank and Merger Subsidiary) was converted into the right to receive $14.50 in cash.  Each First Franklin stock option outstanding at the time of the closing was converted into an amount of cash equal to the positive difference, if any, between $14.50 and the exercise price of such stock option.  The aggregate cash consideration paid in the acquisition (including the cancellation of stock options) was approximately $24.7 million.

The acquired assets and assumed liabilities were measured at estimated fair values, as required by FASB under Business Combinations.  Management made significant estimates and exercised significant judgment in accounting for the acquisition.  Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows and historical loss factors of Franklin Savings.  Real estate acquired through foreclosure was primarily valued based on appraised collateral values.  The Company also recorded an identifiable intangible asset representing the core deposit base of Franklin Savings based on management’s evaluation of the cost of such deposits relative to alternative funding sources.  Management used significant estimates including the average lives of depository accounts, future interest rate levels and the cost of servicing various depository products.  Management used market quotations to fair value investment securities and FHLB advances.

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration.  First Franklin’s loans were deemed impaired at the acquisition date if Cheviot Financial did not expect to receive all contractually required cash flows due to concerns about credit quality.  Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference.  At the acquisition date, Cheviot Financial recorded $25.0 million of purchased credit-impaired loans subject to a nonaccretable difference of $5.5 million.  The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

First Franklin’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds.  At acquisition, First Franklin’s loan portfolio without evidence of deterioration totaled $173.2 million and was recorded at a fair value of $171.6 million.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

11. Acquisition Activity (continued)

The following table summarizes the purchase of First Franklin as of March 16, 2011:

(In thousands, except
share and per share
amounts)
Purchase Price
First Franklin common shares outstanding (in millions)	1,693
Purchase price per share of First Franklin’s common stock	$14.50
Total value of the First Franklin’s common stock	$24,549
Fair value of outstanding employee stock awards	131

Total purchase price	$24,680

Allocation of purchase price
Stockholders’ equity	$20,755

Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Loans receivable	(2,462)
Real estate owned	(750)
Office premises and equipment	1,970
Core deposit intangible	1,298
Certificates of deposit	(2,718)
Advances from the Federal Home Loan Bank	(838)
Contractual obligations	(4,390)
Other assets/liabilities	427
Pre-tax total adjustments	(7,463)

Deferred income taxes	1,079
After-tax total adjustments	(6,384)
Fair value of net assets acquired	14,371

Goodwill resulting from the First Franklin acquisition	$10,309

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

11. Acquisition Activity (continued)

The following condensed statement reflects the values assigned to First Franklin’s net assets as of the acquisition date:

March 16,
2011
(in thousands)

Assets:
Cash and cash equivalents	$20,480
Investment securities	15,618
Mortgage-backed securities	4,497
Loans receivable – net	196,519
Real estate acquired through foreclosure	2,404
Office premises and equipment	4,927
Goodwill and intangible assets	11,607
Other assets	21,509

Total Assets	$277,561

Liabilities:
Deposits	$221,528
Advances from the Federal Home Loan Bank	23,216
Other borrowings	1,490
Accrued expenses and other liabilities	6,647
Total liabilities	252,881

Fair value of net assets acquired	$24,680

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings totaling $11.6 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Corporation did not recognize any impairment during the quarter ended March 31, 2012.  The carrying amount of the goodwill at March 31, 2012 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the quarter ended March 31, 2012, no such adjustments were recorded.  The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at March 31, 2012 was $940,000 with $358,000 in accumulated amortization as of that date.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

11. Acquisition Activity (continued)

As of March 31, 2012, the current year and estimated future amortization expense for the core deposit intangible was:

2012	$194
2013	206
2014	149
2015	116
2016	110
2017	110
2018	55

Total	$940

12.       Financing Receivables

The recorded investment in loans was as follows as of March 31, 2012:

	One-to four
	Family	Multi-family
	Residential	Residential	Construction		Commercial	Consumer	Total
	(In thousands)

Purchased loans	$115,854	$11,490	$-		$34,560	$2,397	$164,301
Credit quality discount	(2,349)	(159)	-		(2,306)	(1,166)	(5,980)
Purchased loans book value	113,505	11,331	-		32,254	1,231	158,321
Originated loans (1)	167,878	17,250	4,212	(2)	28,063	467	217,870

Ending balance	$281,383	$28,581	$4,212		$60,317	$1,698	$376,191

(1)	Includes loans held for sale
(2)	Before consideration of undisbursed Loans-in-process

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of March 31, 2012.

	Purchased Loans	Purchased Loans
	Without Credit	With Credit
	Quality Discount	Quality Discount
	(In thousands)	(In thousands)

One-to-four family residential	$108,077	$5,428
Multi-family residential	10,264	1,067
Construction	-	-
Commercial	23,161	9,093
Consumer	1,143	88

Total	$142,645	$15,676

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

12. Financing receivables (continued)

The following summarizes activity in the allowance for credit losses:
	March 31, 2012
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Allowance for loan losses:

Beginning balance	$978	$162	$13	$285	$9	$1,447
Provision	111	143	(3)	(102)	1	150
Charge-offs	(148)	-	-	-	(4)	(152)
Recoveries	-	-	-	-	-	-

Ending balance	$941	$305	$10	$183	$6	$1,445

Ending balance:
Individually evaluated for impairment	$203	$-	$-	$8	$-	$211

Ending balance:
Collectively evaluated for impairment	$738	$305	$10	$175	$6	$1,234

Loans receivable:

Ending balance	$281,383	$28,581	$4,212	$60,317	$1,698	$376,191

Ending balance:
Individually evaluated for impairment (1)	$113,264	$10,359	$-	$23,729	$1,143	$148,495

Ending balance:
Collectively evaluated for impairment	$162,691	$17,155	$4,212	$27,495	$467	$212,020

Ending balance:
Loans acquired with deteriorated credit quality	$5,428	$1,067	$-	$9,093	$88	$15,676

(1)  Includes loans acquired from First Franklin of $142,645.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

12. Financing receivables (continued)

	December 31, 2011
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Allowance for loan losses:

Beginning balance	$979	$49	$33	$180	$1	$1,242
Provision	481	113	1	105	-	700
Charge-offs	(482)	-	(21)	-	(5)	(508)
Recoveries	-	-	-	-	13	13

Ending balance	$978	$162	$13	$285	$9	$1,447

Ending balance:
individually evaluated for impairment	$244	$-	$-	$8	$-	$252

Ending balance:
collectively evaluated for impairment	$734	$162	$13	$277	$9	$1,195

Ending balance:
loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans receivable:

Ending balance	$290,808	$26,210	$4,390	$63,394	$2,210	$387,012

Ending balance:
individually evaluated for impairment (1)	$116,991	$14,001	$-	$28,913	$1,690	$161,595

Ending balance:
Collectively evaluated for impairment	$168,243	$11,141	$4,390	$25,280	$424	$209,478

Ending balance:
loans acquired with deteriorated credit quality	$5,574	$1,068	$-	$9,201	$96	$15,939

(1)Includes loans acquired from First Franklin of $155,850

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

12. Financing receivables (continued)

The Company assigns credit risk grades to evaluated loans using grading standards employed by regulatory agencies.  Loans judged to carry lower-risk attributes assigned a “pass” grade, with a minimal likelihood of loss.  Loans judged to carry a higher-risk attributes are referred to as “classified loans” and are further disaggregated, with increasing expectations for loss recognition, as “substandard”, “doubtful”, and “loss”.  The Loan Classification of Assets committee assigns the credit risk grades to loans and reports to the board on a monthly basis the “classified asset” report.

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at March 31, 2012
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$162,294	$17,155	$4,212	$26,556	$467	$210,684
Special mention	-	-	-	-	-	-
Substandard	5,584	95	-	1,507	-	7,186
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$167,878	$17,250	$4,212	$28,063	$467	$217,870

	Originated Loans at December 31, 2011
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$167,988	$11,141	$4,390	$25,058	$424	$209,001
Special mention	-	-	-	-	-	-
Substandard	5,566	96	-	560	-	6,222
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$173,554	$11,237	$4,390	$25,618	$424	$215,223

	Purchased Loans at March 31, 2012
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$106,241	$11,028	$-	$30,076	$1,121	$148,466
Special mention	109	-	-	282	-	391
Substandard	7,155	303	-	1,896	110	9,464
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$113,505	$11,331	$-	$32,254	$1,231	$158,321

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

12. Financing receivables (continued)

Purchased Loans at December 31, 2011
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$111,091	$14,669	$-	$34,699	$1,776	$162,235
Special mention	110	-	-	983	-	1,093
Substandard	6,053	304	-	2,094	10	8,461
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$117,254	$14,973	$-	$37,776	$1,786	$171,789

The following tables summarizes loans by delinquency, nonaccrual status and impaired loans:

Age Analysis of Past Due Originated Loans Receivable
As of March 31, 2012
							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)

Real Estate:
1-4 family Residential	$768	$5,187	$5,955	$162,691	$5,187	$167,878	-
Multi-family Residential	-	95	95	17,155	95	17,250	-
Construction	-	-	-	4,212	-	4,212	-
Commercial	-	568	568	27,495	568	28,063	-
Consumer	-	-	-	467	-	467	-

Total	$768	$5,850	$6,618	$212,020	$5,850	$217,870	-

Age Analysis of Past Due Originated Loans Receivable
As of December 31, 2011
							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total Loan	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)

Real Estate:
1-4 family Residential	$2,460	$5,311	$7,771	$168,243	$5,311	$173,554	-
Multi-family	-	96	96	11,141	96	11,237	-
Construction	-	-	-	4,390	-	4,390	-
Commercial	457	338	795	25,280	338	25,618	-
Consumer	-	-	-	424	-	424	-

Total	$2,917	$5,745	$8,662	$209,478	$5,745	$215,223	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

12. Financing receivables (continued)

Age Analysis of Past Due Purchased Loans Receivable
As of March 31, 2012
							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)
Real Estate:
1-4 family Residential	$291	$5,331	$5,622	$108,174	$5,331	$113,505	-
Multi-family Residential	-	303	303	11,028	303	11,331	-
Construction	-	-	-	-	-	-	-
Commercial	172	1,806	1,978	30,448	1,806	32,254	-
Consumer	-	6	6	1,225	6	1,231	-

Total	$463	$7,446	$7,909	$150,875	$7,446	$158,321	-

Age Analysis of Past Due Purchased Loans Receivable
As of December 31, 2011
							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total Loan	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)
Real Estate:
1-4 family Residential	$1,165	$4,839	$6,004	$112,415	$4,839	$117,254	$-
Multi-family	-	300	300	14,673	300	14,973	-
Construction	-	-	-	-	-	-	-
Commercial	67	1,225	1,292	36,551	1,225	37,776	-
Consumer	-	10	10	1,776	10	1,786	-

Total	$1,232	$6,374	$7,606	$165,415	$6,374	$171,789	-

Impaired Loans
As of March 31, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$5,428	$5,428	$-	$5,501	$65
Multi-family Residential	1,067	1,067	-	1,068	6
Construction	-	-	-	-	-
Commercial	9,093	9,093	-	9,147	149
Consumer	88	88	-	92	4

Total	$15,676	$15,676	$-	$15,808	$224

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

12. Financing receivables (continued)

Impaired Loans
As of March 31, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$2,959	$2,959	$-	$2,673	$46
Multi-family Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	126	126	-	180	3
Consumer	8	8	-	15	1
Total	$3,093	$3,093	$-	$2,868	$50
Originated loans with no related allowance recorded
Real Estate:
1-4 family Residential	$4,658	$4,658	$-	$4,845	$17
Multi-family Residential	95	95	-	96	1
Commercial	408	408	-	373	-
Consumer	-	-	-	-	-
Total	$5,161	$5,161	$-	$5,314	$18
Originated loans with an allowance recorded:
Real Estate:
1-4 family Residential	$404	$606	$202	$418	$2
Commercial	151	160	9	151	-
Total	$555	$766	$211	$569	$2
Total:
Real Estate:
1-4 family Residential	$13,449	$13,651	$202	$12,167	$130
Multi-family Residential	1,162	1,162	-	1,163	7
Construction	-	-	-	-	-
Commercial	9,778	9,787	9	9,659	152
Consumer	96	96	-	96	5

Total	$24,485	$24,696	$211	$23,085	$294

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

12. Financing receivables (continued)

Impaired Loans As of December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate
1-4 family Residential	$5,574	$5,574	$-	$6,329	$135
Multi-family	1,068	1,068	-	1,121	17
Construction	-	-	-	-	-
Commercial	9,201	9,201	-	8,912	18
Consumer	96	96	-	986	4
Total	$15,939	$15,939	$-	$17,348	$174
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$2,385	$2,385	$-	$2,385	$77
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	233	233	-	233	10
Consumer	22	22	-	22	2
Total	$2,640	$2,640	$-	$2,640	$89
Originated loans with no related allowance recorded
Real Estate:
1-4 family Residential	$5,031	$5,031	$-	$4,670	$108
Multi-family	96	96	-	39	4
Commercial	186	186	-	217	16
Consumer	-	-	-	-	-
Total	$5,313	$5,313	$-	$4,926	$128
Originated loans with an allowance recorded:
Real Estate:
1-4 family Residential	$280	$524	$244	$395	$-
Multi-family	-	-	-	-	-
Commercial	152	160	8	91
Consumer	-	-	-	-	-
Total	$432	$684	$252	$486	$-
Total:
Real Estate:
1-4 family Residential	$13,270	$13,514	$244	$11,394	$320
Multi-family	1,164	1,164	-	1,160	21
Construction	-	-	-	-	-
Commercial	9,772	9,780	8	9,220	44
Consumer	118	118	-	986	6
Total	$24,324	$24,576	$252	$22,760	$391

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

12. Financing receivables (continued)

Modifications
As of March 31, 2012

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	13	$857	$855
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

Modifications As of March 31, 2012
	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:
1-4 Family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2012 and 2011

12. Financing receivables (continued)

Modifications
As of December 31, 2011

Post-Modification
	Number of	Pre-Modification Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	5	$811	$800
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:

(Dollars in thousands)
1-4 Family Residential	1	$268
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

The modifications related to interest only payments ranging from a three to six month period.  Due to the short term cash flow deficiency, no related allowance was recorded as a result of the restructurings.  The collateral value was updated with recent appraisals which gave no indication of impairment.

13. Completion of Plan of Conversion

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

Cheviot Financial Corp.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  These forward-looking statements are subject to significant risks, assumptions and uncertainties that could affect the actual outcome of future events.  Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Recent Developments

Completion of Second Step Conversion

On July 12, 2011, Cheviot Mutual Holding Company and the Corporation adopted a Plan of Conversion whereby the mutual holding company would convert from mutual to stock form.  As part of the Plan of Conversion the pro forma value of the 62% of the Corporation owed by the Mutual Holding Company was sold in an offering to the public.  The Plan of Conversion obtained regulatory approval as well as the approval of the Mutual Holding Company’s members and the Corporation’s stockholders.

As a result, on January 18, 2012, Cheviot Financial Corp., a Maryland corporation (the “Company”), completed its second-step conversion and related public stock offering.  Cheviot Savings Bank is now 100% owned by the Company and the Company is 100% owned by public stockholders. The Company sold a total of 4,675,000 shares of common stock in a subscription, community and syndicated community offerings, including 187,000 shares to the Company’s employee stock ownership plan.  All shares were sold at a purchase price of $8.00 per share.  Shareholders of the Corporation received 0.857 shares of stock in the new Corporation for each share of common stock they hold in the Corporation.

Acquisition of First Franklin Corporation

On March 16, 2011, Cheviot Financial, and its wholly owned subsidiary, Cheviot Savings Bank, completed the acquisition of First Franklin and its wholly-owned subsidiary, Franklin Savings.  The acquisition was consummated in accordance with an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 12, 2010, by and among Cheviot Financial Corp., Cheviot Savings Bank, Cheviot Merger Subsidiary, Inc., First Franklin and Franklin Savings.

At the effective time of the acquisition, each share of common stock, par value $0.01 per share, of First Franklin (other than shares owned by First Franklin, Cheviot Financial, Cheviot Savings Bank and Merger Subsidiary) was converted into the right to receive $14.50 in cash.  Each First Franklin stock option outstanding at the time of the closing was converted into an amount of cash equal to the positive difference, if any, between $14.50 and the exercise price of such stock option.  The aggregate cash consideration paid in the acquisition (including the cancellation of stock options) totaled of approximately $24.7 million.

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration.  First Franklin’s loans were deemed impaired at the acquisition date if Cheviot Financial did not expect to receive all contractually required cash flows due to concerns about credit quality.  Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference.  At the acquisition date, Cheviot Financial recorded $25.0 million of purchased credit-impaired loans subject to a nonaccretable difference of $5.5 million.  The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

First Franklin’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value.  Additionally, consideration was given to management’s best estimates of default rates and payment speeds.  At acquisition, First Franklin’s loan portfolio without evidence of deterioration totaled $173.2 million and was recorded at a fair value of $171.6 million.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  We consider the accounting method used for the allowance for loan losses to be a critical accounting policy.

The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed credit losses in the loan portfolio at the balance sheet date.  The allowance is established through the provision for losses on loans which is charged against income.  In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for Cheviot Financial.

Management performs a quarterly evaluation of the allowance for loan losses.  Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan review and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allocations.  Specific allocations are made for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  If the fair value of the loan is less than the loan’s carrying value, a charge-off is recorded for the difference.  The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This  analysis  establishes  factors  that are  applied  to the loan  groups  to determine  the  amount  of  the  general  allowance.   Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

The acquired assets and assumed liabilities of First Franklin were measured at estimated fair values, as required by FASB under Business Combinations.  Management made significant estimates and exercised significant judgment in accounting for the acquisition.  Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows and historical loss factors of Franklin Savings.  Real estate acquired through foreclosure was primarily valued based on appraised collateral values.  The Corporation also recorded an identifiable intangible asset representing the core deposit base of Franklin Savings based on management’s evaluation of the cost of such deposits relative to alternative funding sources.  Management used significant estimates including the average lives of depository accounts, future interest rate levels, the cost of servicing various depository products and other significant estimates.  Management used market quotations to determine the fair value of investment securities and FHLB advances.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies (continued)

The acquired assets of First Franklin and Franklin Savings include loans receivable.  Loans receivable acquired with a deteriorated credit quality amounted to $25.0 million with a related credit quality discount of $5.5 million.  The method of measuring carrying value of purchased loans differs from loans originated by the Corporation, and as such, the Corporation identifies purchased loans and purchased loans with a credit quality discount.

We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our estimated fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk -free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

Discussion of Financial Condition Changes at December 31, 2011 and at March 31, 2012

Total assets increased $23.1 million, or 3.8%, to $639.4 million at March 31, 2012, from $616.3 million at December 31, 2011.  The increase in total assets is primarily the result of the investment of a portion of the net proceeds from our stock offering into investment securities partially offset by a decrease in loans receivable.

Cash, federal funds and interest-earning deposits increased $646,000, or 1.4% to $45.8 million at March 31, 2012.  The increase in cash and cash equivalents at March 31, 2012 was due to a $13.6 million increase in interest-earning deposits, which was partially offset by a decrease of $4.5 million in cash and due from banks and a decrease of $8.5 million in federal funds sold.  Investment securities increased $34.4 million, or 28.4%, to $155.4 million at March 31, 2012. The increase in investment securities is primarily the result of investing approximately $77.2 million, offset by approximately $39.4 million of investments securities that matured during the three month period.  At March 31, 2012, all investment securities were classified as available for sale.

Mortgage-backed securities decreased $397,000, or 3.4%, to $11.2 million at March 31, 2012, from $11.6 million at December 31, 2011.  The decrease in mortgage-backed securities was due primarily to $472,000 in principal repayments.  At March 31, 2012, $7.2 million of mortgage-backed securities were classified as available for sale, while $4.0 million were classified as held to maturity.  As of March 31, 2012, none of the mortgage-backed securities were considered other than temporarily impaired.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2011 and at March 31, 2012 (continued)

Loans receivable, including loans held for sale, decreased $10.8 million, or 2.8%, to $373.5 million at March 31, 2012, from $384.3 million at December 31, 2011.  The change in net loans receivable reflects loan sales totaling $17.2 million and loan principal repayments of $22.7 million, which were partially offset by loan originations of $27.6 million. The change in the composition of the Corporation’s assets reflects management’s decision to take advantage of opportunities to obtain a higher rate of return by selling certain mortgage loans and recording gains, while simultaneously managing interest rate risk.

The allowance for loan losses totaled $1.4 million at both March 31, 2012 and December 31, 2011, respectively.  In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio.  First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually.  Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.  Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio.  The $150,000 provision for losses on loans during the quarter ended March 31, 2012 reflected these factors, as well as, weaker economic conditions in the greater Cincinnati area and the need to provide approximately $61,000 in specific reserves for two residential properties with principal balances totaling $211,000.  The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. As stated previously, Cheviot Financial’s allowance at March 31, 2012 does not include any credit quality discount related to loans acquired from First Franklin.  To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2012.

Originated non-performing and impaired loans totaled $5.7 million at both March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012, originated non-performing and impaired loans were comprised of fifty loans secured by one- to four-family residential real estate totaling $5.1 million, one multi-family loan totaling $95,000, one loan totaling $151,000 in land for residential development and three loans totaling $408,000 in non-residential loans. At March 31, 2012 and December 31, 2011 real estate acquired through foreclosure was $3.9 million and $3.8 million, respectively.  The allowance for loan losses represented 24.6% and 25.2% of Cheviot Financial’s originated non-performing and impaired loans at March 31, 2012 and December 31, 2011, respectively.  Although management believes that the Corporation’s allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $7.2 million or 1.5%, net of $220,000 in fair value adjustments, to $499.5 million at March 31, 2012, from $492.3 million at December 31, 2011.  Advances from the Federal Home Loan Bank of Cincinnati decreased by $2.8 million, or 9.0%, to $28.5 million at March 31, 2012, from $31.3 million at December 31, 2011.  The decrease is a result of approximately $2.8 million in repayments during the three months ended March 31, 2012.

Shareholders’ equity increased $33.0 million, or 45.2%, from December 31, 2011.  The increase primarily resulted from $33.3 million in proceeds from the stock conversion and net earnings of $883,000, which was partially offset by the cancelation of treasury stock of $12.9 million, dividends paid of $607,000 and a increase of $576,000 in the unrealized loss on securities designated as available for sale.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2011 and at March 31, 2012 (continued)

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that summarize all deposit activity and loan commitments. A significant portion of our deposit base is comprised of time deposits.  At March 31, 2012, $128.7 million of time deposits are due to mature within one year.  The daily deposit activity report allows us to price our time deposits competitively.  Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained. At March 31, 2012, we had loan commitments of $2.1 million. Our loan commitments are funded or expire within 45 days from the date of the commitment.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $2.8 million during the three months ended March 31, 2012.  At March 31, 2012, we had the ability to increase such borrowings by approximately $153.2 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.  The Corporation’s other borrowings were primarily limited to $345,000 of lease obligations.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2012 and 2011

General

Net earnings for the three months ended March 31, 2012 totaled $883,000, a $331,000 increase from the $552,000 in net earnings reported for the March 2011 period.  The increase in net earnings reflects an increase in net interest income of $1.3 million and an increase in other income of $716,000, which were partially offset by an increase in general, administrative and other expense of $1.3 million and an increase in the provision for federal income taxes of $390,000.

Net Interest Income

Total interest income increased $1.6 million, or 40.8%, to $5.6 million for the three-months ended March 31, 2012, from the comparable quarter in 2011.   Interest income on loans increased $1.4 million, or 42.5%, to $4.8 million during the 2012 period from $3.4 million for the 2011 period.  This increase was due primarily to a $120.1 million increase in the average balance of loans outstanding, which was partially offset by a 14 basis point decrease in the average yield to 5.11% from 5.25% in the 2012 quarter.

Interest income on mortgage-backed securities increased $10,000, or 20.0%, to $60,000 for the three months ended March 31, 2012, from $50,000 for the 2011 quarter, due primarily to a 4 basis point increase in the average yield and a $1.7 million increase in the average balance of securities outstanding period to period.  Interest income on investment securities increased $112,000, or 24.5%, to $569,000 for the three months ended March 31, 2012, compared to $457,000 for the same quarter in 2011, due primarily to an increase of $32.1 million, or 35.8%, in the average balance of investment securities outstanding, which was partially offset by a 17 basis point decrease in the average yield to 1.87% in the 2012 quarter. Interest income on other interest-earning deposits increased $46,000, or 92.0%, to $96,000 for the three months ended March 31, 2012, as compared to the same period in 2011.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2012 and 2011 (continued)

Interest expense increased $319,000, or 26.5%, to $1.5 million for the three months ended March 31, 2012, from $1.2 million for the same period in 2011.  Interest expense on deposits increased by $346,000, or 37.4%, to $1.3 million from $926,000, due primarily to a $201.0 million increase in the average balance outstanding, which was partially offset by 23 basis point decrease in the average costs of deposits to 1.03% during the 2012 period.  Interest expense on borrowings decreased by $27,000, or 9.7%, due primarily to a $1.0 million, or 3.3%, decrease in the average balance outstanding and a 24 basis point decrease in the average cost of borrowings.  As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.3 million, or 47.1%, to $4.0 million for the three months ended March 31, 2012.  The average interest rate spread increased 14 basis points to 2.97% for the three months ended March 31, 2012 from 2.83% for the three months ended March 31, 2011.  The net interest margin was 3.00% for both the three months ended March 31, 2012 and 2011, respectively.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $150,000 provision for losses on loans for both the three months ended March 31, 2012 and 2011, respectively.  The 2012 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on our historical loss experience and other external factors.  These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income

Other income increased $716,000, or 275.4%, to $976,000 for the three months ended March 31, 2012, compared to the same quarter in 2011, due primarily to an increase in the gain on sale of loans of $331,000 and an increase in other operating income of $286,000.

General, Administrative and Other Expense

General, administrative and other expense increased $1.3 million, or 55.9%, to $3.6 million for the three months ended March 31, 2011, from $2.3 million for the comparable quarter in 2011.  The increase is a result of an increase of $523,000 in employee compensation and benefits, an increase of $264,000 in occupancy and equipment and an increase of $474,000 in other operating expense.  The increase in these expenses is a direct result of  the completion of the First Franklin acquisition on March 16, 2011 resulting in a full quarter of expenses incurred for the combined entity in 2012 as compared to fifteen days of expenses during the three months ended March 31, 2011.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2012 and 2011 (continued)

FDIC Premiums

The FDIC imposes an assessment against institutions for deposit insurance.  This  assessment  is  based  on the risk category of the  institution.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If the reserve ratio drops below 1.15% or the FDIC  expects that it to do so within six months,  the FDIC must,  within 90 days,  establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated  insured  deposits  within five years  (absent  extraordinary circumstances).

The expense associated with our FDIC insurance premiums during the first quarter of 2012 totaled $114,000 compared to $127,000 for the same period in 2011.

Federal Income Taxes

The provision for federal income taxes increased $390,000, or 100.0%, for the three months ended March 31, 2012. During the prior year quarter ended March 31, 2011, the Corporation was able to utilize approximately $283,000 in net operating loss carryforwards previously reserved for as a result of the acquisition of First Franklin.  Cheviot Financial has approximately $6.8 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. The effective tax rate for the three months ended March 31, 2012 was 30.6%.

Cheviot Financial Corp.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation’s market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

ITEM 4T	CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

There were no changes in the Corporation’s internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, these controls subsequent to the date of their evaluation by the Corporation’s Chief Executive Officer and Chief Financial Officer.

Cheviot Financial Corp.

PART II

ITEM 1.	Legal Proceedings

NONE

ITEM 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2012, the Company completed the sale of 4,675,000 shares of its common stock par value .01 per share.  As of March 31, 2012, the Company has currently used the net proceeds it received from the sale for investment purchases.

The effective date of the Company’s registration statement (Commission No. 333-176793) was November 11, 2011.  The offering was completed on January 18, 2012.  The selling agent who assisted the Company in the sale of its common stock was Stifel Nicolaus Weisel.

From the effective date of the registration statement until March 31, 2012 the Corporation utilized $1.5 million to fund the new ESOP plan and incurred expenses in connection with the offer and sale of the common stock totaling $2.7 million, resulting in net proceeds to the Company of $33.3 million.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cheviot Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012	By:	/s/ Thomas J. Linneman
Thomas J. Linneman
President and Chief Executive Officer

Date: May 14, 2012	By:	/s/ Scott T. Smith
Scott T. Smith
Chief Financial Officer