Form 10-Q
period 2012-06-30
Cheviot Financial Corp.
filed 2012-08-14
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                  June 30, 2012

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

Yes ☒                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐                  Accelerated filer   ☐                   Non-accelerated filer   ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No  ☒

As of August 14, 2012, the latest practicable date, 7,596,537 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Cash and due from banks	$16,231	$11,023
Federal funds sold	15,899	18,019
Interest-earning deposits in other financial institutions	6,441	16,098
Cash and cash equivalents	38,571	45,140

Investment securities available for sale - at fair value	170,047	121,042
Mortgage-backed securities available for sale - at fair value	6,706	7,459
Mortgage-backed securities held to maturity - at cost, approximate market value of $4,058 and $4,315 at June 30, 2012 and December 31, 2011, respectively	3,886	4,167
Loans receivable - net	357,911	382,759
Loans held for sale - at lower of cost or market	3,417	1,537
Real estate acquired through foreclosure - net	3,647	3,795
Office premises and equipment - at depreciated cost	10,733	10,200
Federal Home Loan Bank stock - at cost	8,651	8,366
Accrued interest receivable on loans	1,443	1,614
Accrued interest receivable on mortgage-backed securities	23	27
Accrued interest receivable on investments and interest-earning deposits	668	498
Goodwill	10,309	10,309
Core deposit intangible - net	875	1,028
Prepaid expenses and other assets	4,248	4,330
Bank-owned life insurance	10,083	10,330
Prepaid federal income taxes	1,241	1,428
Deferred federal income taxes	1,702	2,275

Total assets	$634,161	$616,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$495,705	$492,321
Advances from the Federal Home Loan Bank	26,854	31,327
Advances by borrowers for taxes and insurance	970	2,464
Accrued interest payable	100	118
Accounts payable and other liabilities	3,193	4,521
Total liabilities	526,822	530,751

Commitments and contingencies	-	12,643

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
Common stock - authorized 30,000,000 shares, $.01 par value;
7,596,557 and 9,918,751 shares issued at June 30, 2012 and December 31, 2011	76	99
Additional paid-in capital	64,288	43,866
Shares acquired by stock benefit plans	(877)	(913)
Treasury stock - at cost, 0 shares at June 30, 2012 and 1,053,843 shares at December 31, 2011	-	(12,860)
Retained earnings - restricted	43,315	42,440
Accumulated comprehensive income, unrealized gains on securities available for sale, net of related tax effects	537	278
Total shareholders’ equity	107,339	72,910

Total liabilities and shareholders’ equity	$634,161	$616,304

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011
		(Unaudited)
Interest income
Loans	$9,419	$8,853	$4,587	$5,463
Mortgage-backed securities	110	137	50	87
Investment securities	1,313	1,033	744	576
Interest-earning deposits and other	187	137	91	86
Total interest income	11,029	10,160	5,472	6,212

Interest expense
Deposits	2,478	2,217	1,207	1,291
Borrowings	489	615	236	335
Total interest expense	2,967	2,832	1,443	1,626

Net interest income	8,062	7,328	4,029	4,586

Provision for losses on loans	400	200	250	50

Net interest income after provision for losses on loans	7,662	7,128	3,779	4,536

Other income
Rental	71	58	35	38
Gain on sale of loans	552	226	175	180
Gain on sale of real estate acquired through foreclosure	39	122	10	135
Earnings on bank-owned life insurance	637	124	557	84
Other operating	855	657	402	490
Total other income	2,154	1,187	1,179	927

General, administrative and other expense
Employee compensation and benefits	3,154	3,122	1,496	1,988
Occupancy and equipment	853	535	426	373
Property, payroll and other taxes	642	598	347	320
Data processing	311	219	154	140
Legal and professional	394	542	226	319
Advertising	150	280	75	203
FDIC expense	228	305	114	178
Other operating	1,297	969	605	749
Total general, administrative and other expense	7,029	6,570	3,443	4,270

Earnings before income taxes	2,787	1,745	1,515	1,193

Federal income taxes
Current	258	(411)	17	(438)
Deferred	439	701	290	728
Total federal income taxes	697	290	307	290

NET EARNINGS	$2,090	$1,455	$1,208	$903

EARNINGS PER SHARE
Basic	$.28	$.17	$.16	$.10

Diluted	$.28	$.17	$.16	$.10

Dividends per common share	$.16	$.24	$.08	$.12

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the six and three months ended June 30, 2012 and 2011
(In thousands)

	For the six months		For the three months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Net earnings for the period	$2,090	$1,455	$1,208	$903
Other comprehensive income, net of tax expense:
Unrealized holding gains on securities during the period, net of tax expense of $133 and $646 for the six months ended June 30, 2012 and 2011, respectively, and $430 and $543 for the three months ended June 30, 2012 and 2011, respectively	259	1,254	835	1,054

Comprehensive income	$2,349	$2,709	$2,043	$1,957

Accumulated comprehensive income	$537	$203	$537	$203

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2012 and 2011
(In thousands)

	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net earnings for the period	$2,090	$1,455
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(20)	(8)
Depreciation	375	219
Amortization of deferred loan origination fees - net	11	59
Amortization of intangible assets	153	90
Amortization of fair value adjustments	(489)	(240)
Proceeds from sale of loans in the secondary market	29,649	18,796
Loans originated for sale in the secondary market	(30,928)	(23,032)
Gain on sale of loans	(552)	(226)
Gain on sale of real estate acquired through foreclosure	(39)	(122)
Impairment on real estate acquired through foreclosure	170	138
Net increase in cash surrender value of bank-owned life insurance	(156)	(124)
Provision for losses on loans	400	200
Amortization of expense related to stock benefit plans	4	18
Increase (decrease) in cash, net of acquisition, due to changes in:
Accrued interest receivable on loans	171	(113)
Accrued interest receivable on mortgage-backed securities	4	13
Accrued interest receivable on investments and interest earning deposits	(170)	41
Prepaid expenses and other assets	82	506
Accrued interest payable	(18)	(676)
Accounts payable and other liabilities	(1,339)	(2,713)
Federal income taxes
Current	188	445
Deferred	439	701
Net cash provided by (used in) operating activities	25	(4,573)

Cash flows (used in) provided by investing activities:
Principal repayments on loans	46,458	29,839
Loan disbursements	(20,930)	(12,270)
Purchase of investment securities – available for sale	(137,134)	(5,000)
Proceeds from maturity of investment securities – available for sale	86,064	23,050
Principal repayments on mortgage-backed securities – available for sale	743	655
Principal repayments on mortgage-backed securities – held to maturity	281	290
Proceeds from sale of real estate acquired through foreclosure	1,406	1,878
Additions to real estate acquired through foreclosure	-	(100)
Purchase of office premises and equipment	(908)	(677)
Purchase of Federal Home Loan Bank stock	(285)	-
Proceeds from bank-owned life insurance	403	-
Cash paid for acquisition, net of cash received	-	(4,200)
Net cash (used in) provided by investing activities	(23,902)	33,465

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits – net of acquisition	3,795	(4,491)
Proceeds from Federal Home Loan Bank advances – net of acquisition	-	11,000
Repayments on Federal Home Loan Bank advances	(4,426)	(17,158)
Advances by borrowers for taxes and insurance – net of acquisition	(1,494)	(1,586)
Proceeds from stock conversion	22,133	-
Shares acquired by stock benefit plans	(1,496)	-
Stock option expense, net	11	10
Dividends paid on common stock	(1,215)	(816)
Net cash provided by (used in) financing activities	17,308	(13,041)

Net (decrease) increase in cash and cash equivalents	(6,569)	15,851
Cash and cash equivalents at beginning of period	45,140	18,149
Cash and cash equivalents at end of period	$38,571	$34,000

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the six months ended June 30, 2012 and 2011
(In thousands)

	2012	2011
	(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$52	$185

Interest on deposits and borrowings	$2,985	$2,752

Supplemental disclosure of noncash investing activities:
Transfer of loans to real estate acquired through foreclosure	$1,401	$1,065

Loans originated upon sales of real estate acquired through foreclosure	$-	$102

Recognition of mortgage servicing rights	$224	$83

Deferred gain on real estate acquired through foreclosure	$13	$-

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2012 and 2011

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

On January 18, 2012 we completed our second step reorganization and sale of common stock.  Prior to the completion of the second step conversion, Cheviot Financial was a federal corporation and mid-tier holding company.  Following the reorganization Cheviot Financial is the Maryland chartered holding company of the Savings Bank.  Reference to Cheviot Financial or the Corporation at December 31, 2011 or June 30, 2011 refer to the federal mid-tier corporation unless otherwise indicated shares outstanding and per share information at December 31, 2011 and June 30, 2011 has been adjusted to reflect the exchange ratio of 0.857%.

On March 16, 2011, the Corporation completed the acquisition of First Franklin Corporation (“First Franklin”) and its wholly-owned subsidiary, The Franklin Savings and Loan Company (“Franklin Savings”).  Accordingly, the Corporation’s unaudited consolidated financial statements for the three and six month periods ended June 30, 2011 includes the accounts of First Franklin for the period March 17, 2011 to June 30, 2011.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2011.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.       Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2012 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank.  All significant intercompany items have been eliminated.

3.       Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  In addition, we may borrow from the Federal Home Loan Bank of Cincinnati.  At June 30, 2012 and December 31, 2011, we had $26.9 million and $31.3 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $146.6 million and $160.6 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

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

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities.  For the six months ended June 30, 2012, loan originations totaled $51.9 million, compared to $35.3 million for the six months ended June 30, 2011.

Total deposits increased $3.4 million and $217.0 million, including $221.5 million acquired in the acquisition of First Franklin during the six months ended June 30, 2012 and 2011, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contract as of June 30, 2012.

	Payments due by period
	Less	More than	More than	More
	than	1-3	4-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$404	$2,916	$14,302	$9,232	$26,854
Certificates of deposit	128,914	89,728	53,261	30	271,933
Lease obligations	146	150	-	-	296

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	4,729	-	-	-	4,729
Home equity lines of credit	30,862	-	-	-	30,862
Commercial lines of credit	3,889	-	-	-	3,889
Undisbursed loans in process	2,481	-	-	-	2,481

Total contractual obligations	$171,425	$92,794	$67,563	$9,262	$341,044

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2012 and 2011, we exceeded all of the applicable regulatory capital requirements.  Our core (Tier 1) capital was $77.6 million and $57.6 million, or 12.4% and 9.8% of total assets at June 30, 2012 and 2011, respectively.  In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $38.1 million, or 6.0% of assets as of June 30, 2012.  To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%.  At June 30, 2012 and 2011, we had a total risk-based capital ratio of 25.5% and 17.8%, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

4.       Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated.  Weighted-average common shares deemed outstanding gives effect to 248,206 and 107,126 unallocated shares held by the ESOP for the six months ended June 30, 2012 and 2011, respectively.  The unallocated shares at June 30, 2012 have been adjusted to reflect the exchange ratio of 0.857%.

	For the six months ended		For the three months ended
	June 30,		June 30,
	2012	2011	2012	2011

Weighted-average common shares outstanding (basic)	7,483,336	8,757,782	7,348,351	8,757,782

Dilutive effect of assumed exercise of stock options	7,578	9,661	7,681	10,187

Weighted-average common shares outstanding (diluted)	7,490,914	8,767,443	7,356,032	8,767,969

5.       Stock Incentive Plan

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 416,517 stock options.  During 2012, 2011 and 2010 approximately 5,600, 3,771 and 7,593 stock options were granted subject to a five year vesting period.  The shares in the plan and the shares granted have been adjusted to reflect the exchange ratio of 0.857%.

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

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the six months ended June 30, 2012, the Corporation recorded $11,000 in after-tax compensation cost for equity-based awards that vested during the six months ended June 30, 2012.  The Corporation has $62,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2012, which is expected to be recognized over a weighted-average vesting period of approximately 2.7 years.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

5.       Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of June 30, 2012 and the year ended December 31, 2011, as well as the changes during the periods then ended are presented below:

	Six months ended		Year ended
	June 30, 2012		December 31, 2011
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	425,600	$11.10	421,200	$11.05
Stock conversion	(60,861)	1.76	-	-
Granted	5,600	8.30	4,400	9.04
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of period	370,339	$12.80	425,600	$11.10

Options exercisable at period-end	353,022	$12.96	404,760	$11.14

Fair value of options granted		$1.28		$5.30

The following information applies to options outstanding at June 30, 2012:

Number outstanding				370,339
Exercise price				$8.30 - $15.90
Weighted-average exercise price				$12.96
Weighted-average remaining contractual life				3.2 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior.  The risk-free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date.  Volatility is based upon the historical volatility of the Corporation’s stock.

The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2012:  dividend yield of 3.86%, expected volatility of 24.10%, risk-free interest rate of 1.64% and an expected life of 10 years for each grant.

The effects of expensing stock options are reported in “cash provided by financing activities” in the Consolidated Statements of Cash Flows.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

6.       Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2012 and December 31, 2011 are shown below.

		June 30, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
Available for Sale:
U.S. Government agency securities	$166,365	$525	$59	$166,831
Municipal obligations	3,038	188	10	3,216

	$169,403	$713	$69	$170,047

		December 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$117,731	$205	$65	$117,871
Municipal obligations	3,039	160	28	3,171

	$120,770	$365	$93	$121,042

The amortized cost of investment securities at June 30, 2012, by contractual term to maturity, are shown below.

June 30,
2012
(In thousands)

Less than one year	$138,369
One to five years	20,140
Five to ten years	1,137
More than ten years	9,757

$169,403

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 2012 and December 31, 2011 are shown below.
	June 30, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$1,047	$40	$1	$1,086
Federal National Mortgage Association adjustable-rate participation certificates	2,134	66	3	2,197
Government National Mortgage Association adjustable-rate participation certificates	3,355	108	40	3,423

	$6,536	$214	$44	$6,706

Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$351	$8	$1	$358
Federal National Mortgage Association adjustable-rate participation certificates	356	9	-	365
Government National Mortgage Association adjustable-rate participation certificates	3,179	159	3	3,335

	$3,886	$176	$4	$4,058

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

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

The amortized cost of mortgage-backed securities, including those designated as available for sale at June 30, 2012, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

June 30,
2012
(In thousands)

Due in one year or less	$522
Due in one year through five years	2,199
Due in five years through ten years	3,023
Due in more than ten years	4,678

$10,422

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

6.       Investment and Mortgage-backed Securities (continued)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2012:

	Less than 12 months			12 months or longer				Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
				(Dollars in thousands)
U.S. Government
agency securities	5	$23,936	$59	-	$-	$-	5	$23,936	$59
Municipal obligations	-	-	-	1	705	10	1	705	10
Mortgage-backed
securities	6	177	4	14	532	44	20	709	48

Total temporarily
impaired securities	11	$24,113	$63	15	$1,237	$54	26	$25,350	$117

Management does not intend to sell any of the debt securities with an unrealized loss and does not believe that it is more likely than not that it will be required to sell a security in an unrealized loss position prior to a recovery in value. The fair values are expected to recover as securities approach maturity dates. The Corporation has evaluated these securities and has determined that the decline in their values is temporary.

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

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans, goodwill and intangible assets. The Corporation has approximately $6.3 million of net operating losses to carryforward for the next 20 years. These losses are subject to the Internal Revenue Code section 382 limitations which allow approximately $1.1 million of the losses on an annual basis to offset current year taxable income.

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

7.      Income Taxes (continued)

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

The Corporation will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the six months ended June 30, 2012 and 2011:

	2012	2011
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$948	$593
Increase (decrease) in taxes resulting primarily from:
Stock compensation	(19)	(8)
Nontaxable interest income	(19)	(16)
Cash surrender value of life insurance	(217)	(42)
Utilization of net operating loss carryforwards, previously reserved	-	(241)
Other	4	4

Federal income taxes per consolidated financial statements	$697	$290

Effective tax rate	25.0%	16.6%

8.       Disclosures about Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly  transaction between market participants at the measurement date. A three-level hierarchy exists for fair value measurements based upon the inputs to the valuation of an asset or liability.

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair value methods and assumptions are set forth below for each type of financial instrument.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

8.      Disclosures about Fair Value of Assets and Liabilities (continued)

Securities available for sale: Fair values on available for sale securities were based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers. Available for sale securities include U.S. agency securities, municipal bonds and mortgage-backed agency securities.

Fair Value Measurements at June 30, 2012 and December 31, 2011

	Quoted prices
	in active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Securities available for sale at June 30, 2012:
U.S. Government agency securities	-	$166,831	-
Municipal obligations	-	$3,216	-
Mortgage-backed securities	-	$6,706	-

Securities available for sale at December 31, 2011:
U.S. Government agency securities	-	$117,871	-
Municipal obligations	-	$3,171	-
Mortgage-backed securities	-	$7,459	-

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. In addition, on the acquisition date the Corporation independently fair valued $25.0 million of First Franklin’s impaired loans, as well as $173.2 million of performing loans. First Franklin’s impaired loans subject to fair value adjustments are not included in Cheviot Financial’s non-performing loan totals. Such loans are considered performing under Topic ASC 310-30, even though the loans are contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and the resulting loss provisions or future period yield adjustments. The fair values were obtained using independent appraisals, which the Corporation considers to be Level 2 inputs. The aggregate carrying amount of the Corporation’s impaired loans at June 30, 2012 was $6.4 million, compared to $5.7 million at December 31, 2011.

The Corporation has real estate acquired through foreclosure totaling $3.7 million at June 30, 2012, compared to $3.8 million at December 31, 2011. Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs. The aggregate amount of real estate acquired through foreclosure that is carried at fair value was $2.9 million at June 30, 2012 and $3.1 million at December 31, 2011. The aggregate amount of real estate acquired through foreclosure which is carried at historic cost totaled $721,000 and $734,000 at June 30, 2012 and December 31, 2011, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

9.      Effects of Recent Accounting Pronouncements

We adopted the following accounting guidance in 2012, none of which had a material effect, if any, on our consolidated financial position or results of operations.

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

9.      Effects of Recent Accounting Pronouncements (continued)

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 2012:

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

For the three and six months ended June 30, 2012 and 2011

10.     Fair Value of Financial Instruments (continued)

Deposits: The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at June 30, 2012. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit: For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At June 30, 2012, the fair value of the derivative loan commitments was not material.

The estimated fair values of the Corporation’s financial instruments at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)

Financial assets
Cash and cash equivalents	$38,571	$38,571	$45,140	$45,140
Investment securities	170,047	170,047	121,042	121,042
Mortgage-backed securities	10,592	10,764	11,626	11,774
Loans receivable - net	361,328	417,604	384,296	404,595
Accrued interest receivable	2,134	2,134	2,139	2,139
Federal Home Loan Bank stock	8,651	8,651	8,366	8,366

	$591,323	$647,771	$572,609	$593,056

Financial liabilities
Deposits	$495,705	$495,295	$492,321	$492,286
Advances from the Federal Home Loan Bank	26,854	28,177	31,327	32,429
Accrued interest payable	100	100	118	118
Advances by borrowers for taxes and insurance	970	970	2,464	2,464

	$523,629	$524,542	$526,230	$527,297

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

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

The acquired assets and assumed liabilities were measured at estimated fair values, as required by the FASB under Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows and historical loss factors of Franklin Savings. Real estate acquired through foreclosure was primarily valued based on appraised collateral values. The Corporation also recorded an identifiable intangible asset representing the core deposit base of Franklin Savings based on management’s evaluation of the cost of such deposits relative to alternative funding sources. Management used significant estimates including the average lives of depository accounts, future interest rate levels and the cost of servicing various depository products. Management used market quotations to fair value investment securities and FHLB advances.

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration. First Franklin’s loans were deemed impaired at the acquisition date if Cheviot Financial did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference. At the acquisition date, Cheviot Financial recorded $25.0 million of purchased credit-impaired loans subject to a nonaccretable difference of $5.5 million. The method of measuring carrying value of purchased loans differs from loans originated by the Corporation (originated loans), and as such, the Corporation identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

11. Acquisition Activity (continued)

The following table summarizes the purchase of First Franklin as of March 16, 2011:

Purchase price
First Franklin common shares outstanding (in thousands)	1,693
Purchase price per share of First Franklin’s common stock	$14.50
Total value of the First Franklin’s common stock	$24,549
Fair value of outstanding employee stock awards, net of tax	131

Total purchase price	$24,680

Allocation of purchase price
Stockholders’ equity	$20,755

Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Loans receivable	(2,462)
Real estate owned	(750)
Office premises and equipment	1,970
Core deposit intangible	1,298
Certificates of deposit	(2,718)
Advances from the Federal Home Loan Bank	(838)
Contractual obligations	(4,390)
Other assets/liabilities	427
Pre-tax total adjustments	(7,463)

Deferred income tax benefits, net of valuation allowance	1,079
After-tax total adjustments	(6,384)
Fair value of net assets acquired	14,371

Goodwill resulting from the First Franklin acquisition	$10,309

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

11. Acquisition Activity (continued)

The following condensed statement reflects the values assigned to First Franklin’s net assets as of the acquisition date:

March 16,
2011
(in thousands)

Assets:
Cash and cash equivalents	$20,480
Investment securities	15,618
Mortgage-backed securities	4,497
Loans receivable – net	196,519
Real estate acquired through foreclosure	2,404
Office premises and equipment	4,927
Goodwill and intangible assets	11,607
Other assets	21,509
Total Assets	$277,561

Liabilities:
Deposits	$221,528
Advances from the Federal Home Loan Bank	23,216
Other borrowings	1,490
Accrued expenses and other liabilities	6,647
Total liabilities	$252,881

Fair value of net assets acquired	$24,680

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings totaling $11.6 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Corporation did not recognize any impairment during the quarter ended June 30, 2012. The carrying amount of the goodwill at June 30, 2012 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the quarter ended June, 2012, no such adjustments were recorded. The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The net carrying amount of the core deposit intangible at June 30, 2012 was $875,000 with $423,000 in accumulated amortization as of that date.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

11. Acquisition Activity (continued)

      As of June 30, 2012, the current year and estimated future amortization expense for the core deposit intangible was:

2012	$129
2013	206
2014	149
2015	116
2016	110
2017	110
2018	55

Total	$875

12.   Financing Receivables

The recorded investment in loans was as follows as of June 30, 2012:

	One-to four
	Family	Multi-family
	Residential	Residential	Construction		Commercial	Consumer	Total

Purchased loans	$108,248	$10,884	$-		$38,323	$2,232	$159,687
Credit quality discount	(2,216)	(159)	-		(2,258)	(1,164)	(5,797)
Purchased loans book value	106,032	10,725	-		36,065	1,068	153,890
Originated loans (1)	163,239	14,090	1,292	(2)	29,249	1,461	209,331

Ending balance	$269,271	$24,815	$1,292		$65,314	$2,529	$363,221

(1)      Includes loans held for sale
(2)      Before consideration of undisbursed Loans-in-process

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of June 30, 2012.

	Purchased Loans	Purchased Loans
	Without Credit	With Credit
	Quality Discount	Quality Discount
	(In thousands)	(In thousands)

One-to-four family residential	$100,770	$5,262
Multi-family residential	9,659	1,066
Construction	-	-
Commercial	27,351	8,714
Consumer	979	89

Total	$138,759	$15,131

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

12. Financing Receivables (continued)

The following summarizes activity in the allowance for credit losses:

	June 30, 2012
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Allowance for loan losses:

Beginning balance	$978	$162	$13	$285	$9	$1,447
Provision	505	37	(11)	(130)	(1)	400
Charge-offs	(249)	-	-	-	(5)	(254)
Recoveries	-	-	-	-	3	3

Ending balance	$1,234	$199	$2	$155	$6	$1,596

Ending balance:
Individually evaluated for impairment	$609	$-	$-	$8	$-	$617

Ending balance:
Collectively evaluated for impairment	$625	$199	$2	$147	$6	$979

Loans receivable:

Ending balance	$269,271	$24,815	$1,292	$65,314	$2,529	$363,221

Ending balance:
Individually evaluated for impairment (1)	$106,250	$9,754	$-	$28,128	$979	$145,111

Ending balance:
Collectively evaluated for impairment	$157,759	$13,995	$1,292	$28,472	$1,461	$202,979

Ending balance:
Loans acquired with deteriorated credit quality	$5,262	$1,066	$-	$8,714	$89	$15,131

(1)   Includes loans acquired from First Franklin of $138,759.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

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

(1)Includes loans acquired from First Franklin of $155,850.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

12. Financing receivables (continued)

The Corporation assigns credit risk grades to evaluated loans using grading standards employed by regulatory agencies. Loans judged to carry lower-risk attributes assigned a “pass” grade, with a minimal likelihood of loss. Loans judged to carry a higher-risk attributes are referred to as “classified loans” and are further disaggregated, with increasing expectations for loss recognition, as “substandard,” “doubtful,” and “loss.” The Corporation’s Loan Classification of Assets committee assigns the credit risk grades to loans and reports to the board on a monthly basis the “classified asset” report.

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at June 30, 2012
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total

Grade:
Pass	$157,366	$13,995	$1,292	$27,540	$1,461	$201,654
Special mention	-	-	-	-	-	-
Substandard	5,873	95	-	1,709	-	7,677
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$163,239	$14,090	$1,292	$29,249	$1,461	$209,331

	Originated Loans at December 31, 2011
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$167,988	$11,141	$4,390	$25,058	$424	$209,001
Special mention	-	-	-	-	-	-
Substandard	5,566	96	-	560	-	6,222
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$173,554	$11,237	$4,390	$25,618	$424	$215,223

	Purchased Loans at June 30, 2012
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total

Grade:
Pass	$99,573	$10,725	$-	$34,255	$923	$145,476
Special mention	108	-	-	-	-	108
Substandard	6,351	-	-	1,810	145	8,306
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$106,032	$10,725	$-	$36,065	$1,068	$153,890

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

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

The following table summarizes loans by delinquency, nonaccrual status and impaired loans:

Age Analysis of Past Due Originated Loans Receivable
As of June 30, 2012

							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)
Real Estate:
1-4 family Residential	$370	$5,480	$5,850	$157,759	$5,480	$163,239	$-
Multi-family Residential	-	95	95	13,995	95	14,090	-
Construction	-	-	-	1,292	-	1,292	-
Commercial	-	777	777	28,472	777	29,249	-
Consumer	-	-	-	1,461	-	1,461	-

Total	$370	$6,352	$6,722	$202,979	$6,352	$209,331	$-

Age Analysis of Past Due Originated Loans Receivable
As of December 31, 2011

							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)
Real Estate:
1-4 family Residential	$2,460	$5,311	$7,771	$168,243	$5,311	$173,554	$-
Multi-family	-	96	96	11,141	96	11,237	-
Construction	-	-	-	4,390	-	4,390	-
Commercial	457	338	795	25,280	338	25,618	-
Consumer	-	-	-	424	-	424	-

Total	$2,917	$5,745	$8,662	$209,478	$5,745	$215,223	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

12. Financing receivables (continued)

Age Analysis of Past Due Purchased Loans Receivable
As of June 30, 2012

							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)
Real Estate:
1-4 family Residential	$461	$5,915	$6,376	$100,117	$5,915	$106,032	$-
Multi-family Residential	-	-	-	10,725	-	10,725	-
Construction	-	-	-	-	-	-	-
Commercial	-	1,693	1,693	34,372	1,693	36,065	-
Consumer	2	57	59	1,011	57	1,068	-

Total	$463	$7,665	$8,128	$146,225	$7,665	$153,890	$-

Age Analysis of Past Due Purchased Loans Receivable
As of December 31, 2011

							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)
Real Estate:
1-4 family Residential	$1,165	$4,839	$6,004	$112,415	$4,839	$117,254	$-
Multi-family	-	300	300	14,673	300	14,973	-
Construction	-	-	-	-	-	-	-
Commercial	67	1,225	1,292	36,551	1,225	37,776	-
Consumer	-	10	10	1,776	10	1,786	-

Total	$1,232	$6,374	$7,606	$165,415	$6,374	$171,789	$-

Impaired Loans
As of June 30, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$5,262	$5,262	$-	$5,418	$135
Multi-family Residential	1,066	1,066	-	1,067	13
Construction	-	-	-	-	-
Commercial	8,714	8,714	-	8,958	348
Consumer	89	89	-	93	10

Total	$15,131	$15,131	-	$15,536	$506

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

12. Financing receivables (continued)

Impaired Loans
As of June 30, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$1,403	$1,403	$-	$1,894	$18
Multi-family Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	67	67	-	150	-
Consumer	35	35	-	29	-
Total	$1,505	$1,505	$-	$2,073	$18
Originated loans with no related allowance recorded
Real Estate:
1-4 family Residential	$3,535	$3,535	$-	$4,283	$29
Multi-family Residential	95	95	-	96	1
Commercial	617	617	-	402	2
Consumer	-	-	-	-	-
Total	$4,247	$4,247	$-	$4,781	$32
Originated loans with an allowance recorded:
Real Estate:
1-4 family Residential	$1,336	$1,945	$609	$808	$3
Commercial	152	160	8	152	-
Consumer	-	-	-	-	-
Total	$1,488	$2,105	$617	$960	$3
Total:
Real Estate:
1-4 family Residential	$11,536	$12,145	$609	$12,403	$185
Multi-family Residential	1,161	1,161	-	1,163	14
Construction	-	-	-	-	-
Commercial	9,550	9,558	8	9,662	350
Consumer	124	124	-	122	10
Total	$22,371	$22,988	$617	$23,350	$559

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

12. Financing receivables (continued)

Impaired Loans
As of December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate
1-4 family Residential	$5,574	$5,574	$-	$6,329	$135
Multi-family	1,068	1,068	-	1,121	17
Construction	-	-	-	-	-
Commercial	9,201	9,201	-	8,912	18
Consumer	96	96	-	986	4
Total	$15,939	$15,939	$-	$17,348	$174
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$2,385	$2,385	$-	$2,385	$77
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	233	233	-	233	10
Consumer	22	22	-	22	2
Total	$2,640	$2,640	$-	$2,640	$89
Originated loans with no related allowance recorded
Real Estate:
1-4 family Residential	$5,031	$5,031	$-	$4,670	$108
Multi-family	96	96	-	39	4
Commercial	186	186	-	217	16
Consumer	-	-	-	-	-
Total	$5,313	$5,313	$-	$4,926	$128
Originated loans with an allowance recorded:
Real Estate:
1-4 family Residential	$280	$524	$244	$395	$-
Multi-family	-	-	-	-	-
Commercial	152	160	8	91	-
Consumer	-	-	-	-	-
Total	$432	$684	$252	$486	$-
Total:
Real Estate:
1-4 family Residential	$13,270	$13,514	$244	$13,779	$320
Multi-family	1,164	1,164	-	1,160	21
Construction	-	-	-	-	-
Commercial	9,772	9,780	8	9,453	44
Consumer	118	118	-	1,008	6
Total	$24,324	$24,576	$252	$25,400	$391

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

12. Financing receivables (continued)

Modifications
For three months ended June 30, 2012

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
1-4 Family Residential	1	560	560
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted
1-4 Family Residential	-	-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

Modifications
For six months ended June 30, 2012

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
1-4 Family Residential	14	1,417	1,409
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted
1-4 Family Residential	-	-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended June 30, 2012 and 2011

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

For the three and six months ended June 30, 2012 and 2011

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

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration.  First Franklin’s loans were deemed impaired at the acquisition date if Cheviot Financial did not expect to receive all contractually required cash flows due to concerns about credit quality.  Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference.  At the acquisition date, Cheviot Financial recorded $25.0 million of purchased credit-impaired loans subject to a nonaccretable difference of $5.5 million.  The method of measuring carrying value of purchased loans differs from loans originated by the Corporation (originated loans), and as such, the Corporation identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

Recent Developments (continued)

First Franklin's loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value.  Additionally, consideration was given to management’s best estimates of default rates and payment speeds.  At acquisition, First Franklin’s loan portfolio without evidence of credit deterioration totaled $173.2 million and was recorded at a fair value of $171.6 million.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  We consider the accounting method used for the allowance for loan losses and the estimation of fair value of assets to be critical accounting policies.

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

Management performs a quarterly evaluation of the allowance for loan losses.  Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlining collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allocations.  Specific allocations are made for unconfirmed losses related to loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge-off is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve.  Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

Critical Accounting Policies (continued)

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

The acquired assets of First Franklin and Franklin Savings include loans receivable.  Loans receivable acquired with a deteriorated credit quality amounted to $25.0 million with a related credit quality discount of $5.5 million.  The method of measuring carrying value of purchased loans differs from loans originated by the Corporation, and as such, the Corporation identifies purchased loans and purchased loans with a credit quality discount.  See Note 11 to Notes to consolidated financial statements for more information regarding the acquisition of First Franklin and the accounting treatment of the assets acquired and the liabilities assumed.

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

Discussion of Financial Condition Changes at June 30, 2012 and at December 31, 2011

Total assets increased $17.9 million, or 2.9%, to $634.2 million at June 30, 2012, from $616.3 million at December 31, 2011.  The increase in total assets is primarily the result of the investment of a portion of the net proceeds from our stock offering into investment securities partially offset by a decrease in loans receivable.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

Discussion of Financial Condition Changes at June 30, 2012 and at December 31, 2011 (continued)

Cash and cash equivalents decreased $6.6 million, or 14.6%, to $38.6 million at June 30, 2012, from $45.1 million at December 31, 2011.  The decrease in cash and cash equivalents at June 30, 2012 was due to a $9.7 million decrease in interest-earning deposits and a $2.1 million decrease in federal funds sold, which was partially offset by a $5.2 million increase in cash and due from banks.  Investment securities increased $49.0 million to $170.0 million at June 30, 2012. The increase in investment securities is primarily the result of investing $137.1 million in new securities, partially, offset by $86.1 million of investments securities that matured during the six month period.  At June 30, 2012, all investment securities were classified as available for sale. As of June 30, 2012, none of our investment securities are considered impaired.

Mortgage-backed securities decreased $1.0 million, or 8.9%, to $10.6 million at June 30, 2012, from $11.6 million at December 31, 2011.  The decrease in mortgage-backed securities was due primarily to $1.0 million in principal repayments.  At June 30, 2012, $3.9 million of mortgage-backed securities were classified as held to maturity, while $6.7 million were classified as available for sale.  As of June 30, 2012, none of the mortgage-backed securities are considered other than temporarily impaired.

Loans receivable, including loans held for sale, decreased $23.0 million, or 6.0%, to $361.3 million at June 30, 2012, from $384.3 million at December 31, 2011.  The change in net loans receivable reflects loan sales totaling $29.6 million and loan principal repayments of $46.5 million, which were partially offset by loan originations of $51.9 million. The change in the composition of the Corporation’s assets reflects management’s decision to manage the risk of our assets in a low interest rate environment by investing in investment securities and selling certain mortgage loans and recording gains.

The allowance for loan losses totaled $1.6 million and $1.4 million at June 30, 2012 and December 31, 2011, respectively.  In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio.  First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually.  Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.  Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio.  The $400,000 provision for losses on loans during the six months ended June 30, 2012 reflected these factors, as well as, weaker economic conditions in the greater Cincinnati area and the need to provide approximately $162,000 in specific reserves for four residential properties with principal balances totaling $276,000.  The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. As stated previously, Cheviot Financial’s allowance at June 30, 2012 does not include any credit quality discount related to loans acquired from First Franklin.  To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at June 30, 2012.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

Discussion of Financial Condition Changes at June 30, 2012 and at December 31, 2011 (continued)

Originated non-performing and impaired loans totaled $6.4 million and $5.7 million at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012, originated non-performing and impaired loans were comprised of  47 loans secured by one- to four-family residential real estate, one loan secured by multi-family real estate and five loans secured by nonresidential real estate.  At June 30, 2012 and December 31, 2011, real estate acquired through foreclosure totaled $3.6 million and $3.8 million, respectively.  The allowance for loan losses represented 25.1% and 25.2% of originated non-performing and impaired loans at June 30, 2012 and December 31, 2011, respectively.  Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $3.4 million, or 0.7%, to $495.7 million at June 30, 2012, from $492.3 million at December 31, 2011.  Advances from the Federal Home Loan Bank of Cincinnati decreased by $4.5 million, or 14.3%, to $26.9 million at June 30, 2012, from $31.3 million at December 31, 2011.  The decrease is a result of approximately $4.4 million in repayments during the six months ended June 30, 2012.

Shareholders’ equity increased $34.4 million, or 47.2%, to $107.3 million at June 30, 2012, from $72.9 million at December 31, 2011.  The increase primarily resulted from $33.3 million in proceeds from the stock conversion and net earnings of $2.1 million which was partially offset by the cancelation of treasury stock of $12.9 million, dividends paid of $1.2 million and an increase of $259,000 in the unrealized loss on securities designated as available for sale.

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that recap all deposit activity and loan commitments.  A significant portion of our deposit base is made up of time deposits.  At June 30, 2012, $128.9 million of time deposits are due to mature within twelve months.  The daily deposit activity report allows us to price our time deposits competitively.  Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $4.5 million during the six months ended June 30, 2012.  We have the ability to increase such borrowings by approximately $146.6 million.  The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.  Additional information regarding our liquidity and capital resources can be found at Note 3 to Notes to Consolidated Financial Statements.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2012 and 2011

General

Net earnings for the six months ended June 30, 2012 totaled $2.1 million, a $635,000 increase from the $1.5 million of net earnings reported for the same period in 2011.  The increase in net earnings reflects a growth in net interest income of $734,000 and an increase in other income of $967,000, which was partially offset by an increase in general, administrative and other expense of $459,000, an increase of $200,000 in the provision for losses on loans and an increase of $407,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased $869,000, or 8.6%, to $11.0 million for the six-months ended June 30, 2012, from the comparable period in 2011.   Interest income on loans increased $566,000, or 6.4%, to $9.4 million during the 2012 period.  This increase was due primarily to an increase of $36.4 million, or 10.8%, in average loans outstanding, which was partially offset by a decrease in the average yield on loans to 5.06% for the 2012 period from 5.27% for the 2011 period.

Interest income on mortgage-backed securities decreased $27,000, or 19.7%, to $110,000 for the six months ended June 30, 2012, from $137,000 for the same period in 2011, due primarily to a 45 basis point decrease in the average yield, which was partially offset by a $168,000 decrease in the average balance of securities. Interest income on investment securities increased $280,000, or 27.1%, to $1.3 million for the six months ended June 30, 2012, compared to $1.0 million for the same period in 2011, due primarily to an increase of $46.0 million, or 48.9%, increase in the average balance of investment securities outstanding, which was partially offset by a decrease in the average yield of 33 basis points to 1.87% in the 2012 period.  Interest income on other interest-earning deposits increased $50,000, or 36.5% to $187,000 for the six months ended June 30, 2012, as compared to the same period in 2011.

Interest expense increased $135,000, or 4.8% to $3.0 million for the six months ended June 30, 2012, from $2.8 million for the same period in 2011.  Interest expense on deposits increased by $261,000, or 11.8%, to $2.5 million for the six months ended June 30, 2012, from $2.2 million for the same period in 2011 due primarily to a 14 basis point decrease in the average cost of deposits to 1.00% during the 2012 period, which was partially offset by a $109.4 million, or 28.3%, increase in the average balances outstanding.  The decrease in the average cost of deposits is due to the overall change in the deposit composition and lower market rates for the period.  Interest expense on borrowings decreased by $126,000, or 20.5%, due primarily to a decrease of $9.2 million, or 24.0% in the average balances outstanding, which was partially offset by a 15 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $734,000, or 10.0%, to $8.1 million for the six months ended June 30, 2012.  The average interest rate spread decreased to 2.94% for the six months ended June 30, 2012 from 3.17% for the six months ended June 30, 2011.  The net interest margin decreased to 2.97% for the six months ended June 30, 2012 from 3.24% for the six months ended June 30, 2011.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2012 and 2011 (continued)

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $400,000 provision for losses on loans for the six months ended June 30, 2012, compared to a $200,000 provision for losses on loans for the six months ended June 30, 2011.  The provision for loan losses for the six months ended June 30, 2012 reflects the amount necessary to maintain an adequate allowance based on the Corporation’s historical loss experience, the need to provide approximatily $162,000 in specific reserves for four residential properties totaling $276,000, as well as consideration of other external factors.  These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income

Other income increased $967,000, or 81.5%, to $2.2 million for the six months ended June 30, 2012, compared to the same period in 2011, due primarily to an increase in earnings on bank-owned life insurance of $513,000, an increase in the gain on sale of loans of $326,000 and an increase of $198,000 in other operating income, which was partially offset by a decrease of $83,000 in the gain on sale of real estate acquired through foreclosure.  The increase in earnings on bank-owned life insurance is the result of death benefit proceeds received in accordance with the bank-owned life insurance policies.  The increase in the gain on sale of loans is due to selling $30.9 million in loans in the secondary market during the six months ended June 30, 2012 compared to selling $23.0 million in loan in the secondary market during the six months ended June 30, 2011.  The increase in other operating income is a result of increased service fees on deposit accounts.  During the six months ended June 30, 2012, the Corporation sold 18 real estate owned properties resulting in proceeds of $1.4 million.

General, Administrative and Other Expense

General, administrative and other expense increased $459,000, or 7.0%, to $7.0 million for the six months ended June 30, 2012, from $6.6 million for the comparable period in 2011.  The increase is a result of $318,000 in occupancy and equipment and an increase of $328,000 in other operating expense, which was partially offset by a decrease of $148,000 in legal and professional expense.  The increase in general, administrative and other expense during the six months ended June 30, 2012 reflects a full six months of operations as a result of the Franklin acquisition as compared to the prior period.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2012 and 2011 (continued)

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

The expense associated with our FDIC insurance premiums during the six months ended June 30, 2012 totaled $228,000 compared to $305,000 for the same period in 2011.

Federal Income Taxes

The provision for federal income taxes increased $407,000, or 140.3%, to $697,000 for the six months ended June 30, 2012, from $290,000 for the same period in 2011.  The effective tax rate was 25.0% and 16.6% for the six month periods ended June 30, 2012 and 2011.  During the prior six months ended June 30, 2011, the Corporation was able to utilize approximately $832,000 in net operating loss carryforwards previously reserved for as a result of the acquisition of First Franklin.  Cheviot Financial has approximately $6.3 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2012 and 2011

General

Net earnings for the three months ended June 30, 2012 totaled $1.2 million, a $305,000 increase, or 33.8% from the $903,000 earnings reported in the June 2011 period.  The increase in net earnings reflects an increase in other income of $252,000 and a decrease in general, administrative and other expenses of $827,000, which were partially offset by a decrease in net interest income of $557,000, an increase of $200,000 in the provision for losses on loans and an increase of $17,000 in the provision for federal income taxes.

Net Interest Income

Total interest income decreased $740,000, or 11.9%, to $5.5 million for the three-months ended June 30, 2012, from the comparable quarter in 2011.   Interest income on loans decreased $876,000, or 16.0%, to $4.6 million during the 2012 quarter from $5.5 million for the 2011 quarter.  This decrease was due primarily to a $46.5 million, or 11.2%, decrease in the average balance of loans outstanding and by a 29 basis point decrease in the average yield on loans to 5.01% for the 2012 quarter from 5.30% for the three months ended June 30, 2011.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2012 and 2011 (continued)

Net Interest Income (continued)

Interest income on mortgage-backed securities decreased $37,000, or 42.5%, to $50,000 for the three months ended June 30, 2012, from $87,000 for the comparable 2011 quarter, due primarily to a $2.1 million, or 15.8% decrease in the average balance of securities outstanding, which was partially offset by a 84 basis point decrease in the average yield.  Interest income on investment securities increased $168,000, or 29.2%, to $744,000 for the three months ended June 30, 2012, compared to $576,000 for the same quarter in 2011, due primarily to an increase of $60.0 million, or 60.9% in the average balance of investment securities outstanding, which was partially offset by a 46 basis point decrease in the average yield to 1.88% in the 2012 quarter.  Interest income on other interest-earning deposits increased $5,000, or 5.8% to $91,000 for the three months ended June 30, 2012.

Interest expense decreased $183,000, or 11.3% to $1.4 million for the three months ended June 30, 2012, from $1.6 million for the same quarter in 2011.  Interest expense on deposits decreased by $84,000, or 6.5%, to $1.2 million, from $1.3 million, due primarily to a 11 basis point decrease in the average costs of deposits to 0.97%, which was partially offset by a $18.9 million, or 3.9% increase in the average balance of deposits outstanding.  The decrease in the average cost of deposits is due to the overall changes in the deposit composition and lower market rates for the period.  Interest expense on borrowings decreased by $99,000, or 29.6%, due primarily to a $17.4 million decrease in the average balance outstanding, which was partially offset by a 42 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $557,000, or 12.1%, to $4.0 million for the three months ended June 30, 2012, as compared to the same quarter in 2011.  The average interest rate spread decreased to 2.90% for the three months ended June 30, 2012 from 3.39% for the three months ended June 30, 2011.  The net interest margin decreased to 2.94% for the three months ended June 30, 2012 from 3.42% for the three months ended June 30, 2011.

Provision for Losses on Loans

Management recorded a $250,000 provision for losses on loans for the three months ended June 30, 2012, compared to a $50,000 provision for losses on loans for the three months ended June 30, 2011.  The provision for loan losses during the three months ended June 30, 2012 reflects the amount necessary to maintain an adequate allowance based on the historical loss experience the need to provide approximatily $100,000 in specific reserves for two residential properties totaling $65,000, as well as consideration of other external factors. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income

Other income increased $252,000, or 27.2%, to $1.2 million for the three months ended June 30, 2012, compared to the same quarter in 2011, due primarily to an increase in earnings on bank-owned life insurance of $473,000, which was partially offset by a decrease in the gain on real estate acquired through foreclosure of $125,000 and a decrease in other operating income $88,000.  The increase in earnings on bank-owned life insurance is the result of death benefit proceeds received in accordance with the bank-owned life insurance policies.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2012 and 2011

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2012 and 2011 (continued)

General, Administrative and Other Expense

General, administrative and other expense decreased $827,000, or 19.4%, to $3.4 million for of the three months ended June 30, 2012.  This decrease is a result of a decrease in employee compensation and benefits of $492,000, a decrease of $93,000 in legal and professional expenses, a decrease of $128,000 in advertising expense and a decrease in other operating expense of $144,000, which was partially offset by a $53,000 increase in occupancy and equipment expense.  The decrease in the above noted expenses is due primarily to the absence of non-recurring merger related costs during the quarter ended June 30, 2012 as compared to the prior period ended June 30, 2011.

Federal Income Taxes

The provision for federal income taxes increased $17,000, or 5.9%, for the three months ended June 30, 2012. During the quarter ended June 30, 2012, the Corporation was able to utilize approximately $501,000 in net operating loss carryforwards previously reserved for as a result of the acquisition of First Franklin.  Cheviot Financial has approximately $6.3 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. The effective tax rate for the three months ended June 30, 2012 was 20.3%.

Cheviot Financial Corp.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation’s market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

ITEM 4	CONTROLS AND PROCEDURES

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

There were no changes in the Corporation’s internal controls that could materially affect, or could reasonably be likely to materially affect, these controls subsequent to the date of their evaluation by the Corporation’s Chief Executive Officer and Chief Financial Officer.

Cheviot Financial Corp.

PART II
ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2012, the Company completed the sale of 4,675,000 shares of its common stock par value $0.01 per share.  As of June 30, 2012, the Company has currently used the net proceeds it received from the sale for investment purchases.

The effective date of the Company’s registration statement (Commission No. 333-176793) was November 11, 2011.  The offering was completed on January 18, 2012.  The selling agent who assisted the Company in the sale of its common stock was Stifel Nicolaus Weisel.

From the effective date of the registration statement until June 30, 2012 the Corporation utilized $1.5 million to fund the new ESOP plan and incurred expenses in connection with the offer and sale of the common stock totaling $2.7 million, resulting in net proceeds to the Company of $33.3 million.

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
101
The following financial statements from Cheviot Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

101.INS	Interactive datafile	XBRL Instance Document
101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document
101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase
101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

Cheviot Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012	By:	/s/ Thomas J. Linneman
Thomas J. Linneman
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Scott T. Smith
Scott T. Smith
Chief Financial Officer