Form 10-Q
period 2012-09-30
Cheviot Financial Corp.
filed 2012-11-14
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                  September 30, 2012

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

Yes ☐                      No  ☒

As of November 14, 2012, the latest practicable date, 7,596,537 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS
Cash and due from banks	$13,045	$11,023
Federal funds sold	13,454	18,019
Interest-earning deposits in other financial institutions	8,858	16,098
Cash and cash equivalents	35,357	45,140

Investment securities available for sale - at fair value	191,039	121,042
Mortgage-backed securities available for sale - at fair value	6,386	7,459
Mortgage-backed securities held to maturity - at cost, approximate market value of $3,920 and $4,315 at September 30, 2012 and
December 31, 2011, respectively	3,730	4,167
Loans receivable - net	340,273	382,759
Loans held for sale - at lower of cost or market	3,563	1,537
Real estate acquired through foreclosure - net	3,719	3,795
Office premises and equipment - at depreciated cost	11,438	10,200
Federal Home Loan Bank stock - at cost	8,651	8,366
Accrued interest receivable on loans	1,406	1,614
Accrued interest receivable on mortgage-backed securities	22	27
Accrued interest receivable on investments and interest-earning deposits	538	498
Goodwill	10,309	10,309
Core deposit intangible - net	811	1,028
Prepaid expenses and other assets	3,242	4,330
Bank-owned life insurance	10,156	10,330
Prepaid federal income taxes	1,100	1,428
Deferred federal income taxes	1,694	2,275

Total assets	$633,434	$616,304

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$494,929	$492,321
Advances from the Federal Home Loan Bank	25,399	31,327
Advances by borrowers for taxes and insurance	1,669	2,464
Accrued interest payable	108	118
Accounts payable and other liabilities	3,951	4,521
Total liabilities	526,056	530,751

Commitments and contingencies	-	12,643

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued Common stock - authorized 30,000,000 shares, $.01 par value; 7,596,557 and 9,918,751 shares issued at September 30, 2012 and December 31, 2011	76	99
Additional paid-in capital	64,282	43,866
Shares acquired by stock benefit plans	(877)	(913)
Treasury stock - at cost, 0 shares at September 30, 2012 and 1,053,843 shares at December 31, 2011	-	(12,860)
Retained earnings - restricted	43,206	42,440
Accumulated comprehensive income, unrealized gains on securities available for sale, net of related tax effects	691	278
Total shareholders’ equity	107,378	72,910

Total liabilities and shareholders’ equity	$633,434	$616,304

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS

 (In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)
Interest income
Loans	$13,824	$14,236	$4,405	$5,384
Mortgage-backed securities	158	208	49	70
Investment securities	2,124	1,624	811	591
Interest-earning deposits and other	291	222	103	85
Total interest income	16,397	16,290	5,368	6,130

Interest expense
Deposits	3,621	3,503	1,143	1,286
Borrowings	709	912	220	297
Total interest expense	4,330	4,415	1,363	1,583

Net interest income	12,067	11,875	4,005	4,547

Provision for losses on loans	990	400	590	200

Net interest income after provision for losses on loans	11,077	11,475	3,415	4,347

Other income (expense)
Rental	101	91	29	33
Gain on sale of loans	1,144	429	592	204
Gain (loss) on sale of real estate acquired through foreclosure	60	75	21	(47)
Earnings on bank-owned life insurance	229	208	84	84
Gain on death benefits from life insurance	492	-	-	-
Other operating	1,264	1,086	410	428
Total other income	3,290	1,889	1,136	702

General, administrative and other expense
Employee compensation and benefits	4,745	4,774	1,590	1,652
Occupancy and equipment	1,278	948	426	413
Property, payroll and other taxes	1,063	892	421	294
Data processing	474	381	164	161
Legal and professional	656	712	262	170
Advertising	225	367	75	87
FDIC expense	326	481	98	177
Other operating	2,121	1,651	822	682
Total general, administrative and other expense	10,888	10,206	3,858	3,636

Earnings before income taxes	3,479	3,158	693	1,413

Federal income taxes
Current	522	(243)	265	168
Deferred	368	977	(71)	276
Total federal income taxes	890	734	194	444

NET EARNINGS	$2,589	$2,424	$499	$969

EARNINGS PER SHARE Basic	$.35	$.28	$.07	$.11

Diluted	$.35	$.28	$.07	$.11

Dividends per common share	$.24	$.36	$.08	$.12

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the nine and three months ended September 30, 2012 and 2011
 (In thousands)

	For the nine months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Net earnings for the period	$2,589	$2,424	$499	$969
Other comprehensive income, net of tax expense:
Unrealized holding gains on securities during the period, net of tax expense of $213 and $766 for the nine months ended September 30, 2012 and 2011, respectively, and $79 and $120 for the three months ended September 30, 2012 and 2011, respectively	413	1,486	154	232

Comprehensive income	$3,002	$3,910	$653	$1,201

Accumulated comprehensive income	$691	$435	$691	$435

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2012 and 2011
 (In thousands)

	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net earnings for the period	$2,589	$2,424
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	10	(81)
Depreciation	569	387
Amortization expense related to stock benefit plans	(8)	10
Amortization of deferred loan origination fees - net	33	88
Amortization of intangible assets	217	180
Amortization of fair value adjustments	(667)	(1,267)
Proceeds from sale of loans in the secondary market	55,185	37,186
Loans originated for sale in the secondary market	(55,883)	(34,897)
Gain on sale of loans	(1,144)	(429)
Gain on sale of real estate acquired through foreclosure	(60)	(75)
Impairment on real estate acquired through foreclosure	523	358
Net increase in cash surrender value of bank-owned life insurance	(229)	(208)
Provision for losses on loans	990	400
Increase (decrease) in cash, net of acquisition, due to changes in:
Accrued interest receivable on loans	208	(20)
Accrued interest receivable on mortgage-backed securities	5	18
Accrued interest receivable on investments and interest-earning deposits	(40)	100
Prepaid expenses and other assets	1,088	267
Accrued interest payable	(10)	(692)
Accounts payable and other liabilities	(606)	(2,516)
Federal income taxes:
Current	328	560
Deferred	368	977
Net cash provided by operating activities	3,466	2,770

Cash flows used in investing activities:
Principal repayments on loans	72,697	33,500
Loan disbursements	(31,143)	(13,473)
Purchase of investment securities – available for sale	(193,192)	(28,346)
Proceeds from maturity of investment securities – available for sale	121,300	44,050
Principal repayments on mortgage-backed securities – available for sale	1,097	1,037
Principal repayments on mortgage-backed securities – held to maturity	437	439
Additions to real estate acquired through foreclosure	-	(100)
Proceeds from sale of real estate acquired through foreclosure	1,870	2,388
Purchase of office premises and equipment	(1,807)	(913)
Purchase of Federal Home Loan Bank stock	(285)	-
Proceeds from bank owned-life insurance	403	-
Cash paid for acquisition, net of cash received	-	(4,200)
Net cash (used in) provided by investing activities	(28,623)	34,382

Cash flows provided by financing activities:
Net increase in deposits – net of acquisition	3,196	1,813
Proceeds from Federal Home Loan Bank advances – net of acquisition	-	11,000
Repayments on Federal Home Loan Bank advances – net of acquisition	(5,858)	(19,254)
Advances by borrowers for taxes and insurance – net of acquisition	(795)	(960)
Repayments on other borrowings	-	(1,490)
Proceeds from stock conversion	22,133	-
Shares acquired by stock benefit plans	(1,496)	-
Stock option expense, net	16	15
Dividends paid on common stock	(1,822)	(1,224)
Net cash provided by (used in) financing activities	15,374	(10,100)

Net (decrease) increase in cash and cash equivalents	(9,783)	27,052
Cash and cash equivalents at beginning of period	45,140	18,149
Cash and cash equivalents at end of period	$35,357	$45,201

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the nine months ended September 30, 2012 and 2011
 (In thousands)

	2012	2011
	(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$52	$235

Interest on deposits and borrowings	$4,340	$4,479

Supplemental disclosure of noncash investing activities:
Transfer of loans to real estate acquired through foreclosure	$2,270	$2,350

Loans originated upon sales of real estate acquired through foreclosure	$-	$102

Recognition of mortgage servicing rights	$416	$140

Deferred gain on real estate acquired through foreclosure	$13	$-

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2012 and 2011

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

On January 18, 2012 we completed our second step reorganization and sale of common stock.  Prior to the completion of the second step conversion, Cheviot Financial was a federal corporation and mid-tier holding company.  Following the reorganization Cheviot Financial is the Maryland chartered holding company of the Savings Bank.  Reference to Cheviot Financial or the Corporation at December 31, 2011 or September 30, 2011 refer to the federal mid-tier corporation unless otherwise indicated shares outstanding and per share information at December 31, 2011 and September 30, 2011 has been adjusted to reflect the exchange ratio of 0.857%.

On March 16, 2011, the Corporation completed the acquisition of First Franklin Corporation (“First Franklin”) and its wholly-owned subsidiary, The Franklin Savings and Loan Company (“Franklin Savings”).  Accordingly, the Corporation’s unaudited consolidated financial statements for the three and nine month periods ended September 30, 2011 includes the accounts of First Franklin for the period March 17, 2011 to September 30, 2011.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2011.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.       Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2012 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank.  All significant intercompany items have been eliminated.

3.       Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  In addition, we may borrow from the Federal Home Loan Bank of Cincinnati.  At September 30, 2012 and December 31, 2011, we had $25.4 million and $31.3 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $145.2 million and $160.6 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

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

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities.  For the nine months ended September 30, 2012, loan originations totaled $87.0 million, compared to $48.4 million for the nine months ended September 30, 2011.

Total deposits increased $2.6 million and $222.5 million, including $221.5 million acquired in the acquisition of First Franklin during the nine months ended September 30, 2012 and 2011, respectively.   Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contract as of September 30, 2012.

		Payments due by period
	Less	More than	More than	More
	than	1-3	4-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$151	$4,411	$12,669	$8,168	$25,399
Certificates of deposit	125,169	91,687	49,393	3	266,252
Lease obligations	146	113	-	-	259

Amount of loan commitments and expiration
per period:
Commitments to originate one- to four-family
loans	6,682	-	-	-	6,682
Home equity lines of credit	28,287	-	-	-	28,287
Commercial lines of credit	1,062	-	-	-	1,062
Undisbursed loans in process	422	-	-	-	422

Total contractual obligations	$161,919	$96,211	$62,062	$8,171	$328,363

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

3.       Liquidity and Capital Resources (continued)

At September 30, 2012 and 2011, we exceeded all applicable regulatory capital requirements.  Our core (Tier 1) capital was $78.2 million and $58.6 million, or  12.6% and 10.0% of total assets at September 30, 2012 and 2011, respectively.  In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $38.0 million, or 6.0% of assets as of September 30, 2012.  To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%.  At September 30, 2012 and 2011, we had a total risk-based capital ratio of 26.3% and 18.3%, respectively.

4.       Earnings per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated.  The weighted average common shares outstanding for the three and nine months ended September 30, 2011 includes 5,455,313 shares held by Cheviot Mutual Holding Company. Weighted-average common shares deemed outstanding gives effect to 248,206  and 107,126 unallocated shares held by the ESOP for the three and nine months ended September 30, 2012 and 2011, respectively.

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2012	2011	2012	2011

Weighted-average common shares outstanding (basic)	7,438,013	8,757,782	7,348,351	8,757,782

Dilutive effect of assumed exercise of stock options	6,947	8,850	6,695	9,219

Weighted-average common shares outstanding (diluted)	7,444,960	8,766,632	7,355,046	8,767,001

5.       Stock Incentive Plan

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 416,517 stock options.  During 2012, 2011, and 2010 approximately 5,600, 3,771, and 7,593 stock options were granted subject to a five year vesting period.  The shares in the plan and the shares granted have been adjusted to reflect the exchange ratio of 0.857%.

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

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the nine months ended September 30, 2012, the Corporation recorded $16,000 in after-tax compensation cost for equity-based awards that vested during the nine months ended September 30, 2012.  The Corporation has $56,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2012, which is expected to be recognized over a weighted-average vesting period of approximately 2.4 years.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

5.       Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of September 30, 2012 and the year ended December 31, 2011, as well as the changes during the periods then ended are presented below:

	Nine months ended		Year ended
	September 30, 2012		December 31, 2011
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	425,600	$11.10	421,200	$11.05
Stock conversion	(60,861)	1.76	-	-
Granted	5,600	8.30	4,400	9.04
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of period	370,339	$12.80	425,600	$11.10

Options exercisable at period-end	353,022	$12.96	404,760	$11.14

Fair value of options granted		$1.28		$5.30

The following information applies to options outstanding at September 30, 2012:

Number outstanding	370,339
Exercise price	$8.30 - $15.90
Weighted-average exercise price	$12.96
Weighted-average remaining contractual life	3.0 years

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

For the three and nine months ended September 30, 2012 and 2011

6.   Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2012 and December 31, 2011 are shown below.

		September 30, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$187,170	$664	$51	$187,783
Municipal obligations	3,037	223	4	3,256

	$190,207	$887	$55	$191,039

		December 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$117,731	$205	$65	$117,871
Municipal obligations	3,039	160	28	3,171

	$120,770	$365	$93	$121,042

The amortized costs of investment securities at September 30, 2012, by contractual term to maturity, are shown below.

September 30,
2012
(In thousands)
Less than one year	$137,116
One to five years	31,223
Five to ten years	16,167
More than ten years	5,701

$190,207

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at September 30, 2012 and December 31, 2011 are shown below.

	September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$994	$79	$1	$1,072
Federal National Mortgage Association adjustable-rate participation certificates	1,923	73	1	1,995
Government National Mortgage Association adjustable-rate participation certificates	3,253	113	47	3,319

	$6,170	$265	$49	$6,386

Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$335	$7	$-	$342
Federal National Mortgage Association adjustable-rate participation certificates	327	10	-	337
Government National Mortgage Association adjustable-rate participation certificates	3,068	176	3	3,241

	$3,730	$193	$3	$3,920

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

6.       Investment and Mortgage-backed Securities (continued)

	December 31, 2011

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$1,137	$44	$1	$1,180
Federal National Mortgage Association adjustable-rate participation certificates	2,624	46	4	2,666
Government National Mortgage Association adjustable-rate participation certificates	3,548	93	28	3,613

	$7,309	$183	$33	$7,459

Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$382	$7	$1	$388
Federal National Mortgage Association adjustable-rate participation certificates	410	7	-	417
Government National Mortgage Association adjustable-rate participation certificates	3,375	137	2	3,510

	$4,167	$151	$3	$4,315

The amortized cost of mortgage-backed securities, including those designated as available for sale at September 30, 2012, by contractual terms to maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

September 30,
2012
(In thousands)

Due in one year or less	$504
Due in one year through five years	2,120
Due in five years through ten years	2,907
Due in more than ten years	4,369

$9,900

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

6.       Investment and Mortgage-backed Securities (continued)

The table below indicates the length of time individual securities (all of which are debt securities) have been in a continuous unrealized loss position at September 30, 2012:

	Less than 12 months			12 months or longer				Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
	(Dollars in thousands)
U.S. Government
agency securities	6	$29,925	$51	-	$-	$-	6	$29,925	$51
Municipal obligations	-	-	-	1	711	4	1	711	4
Mortgage-backed
securities	4	22	1	13	502	51	17	524	52

Total temporarily
impaired securities	10	$29,947	$52	14	$1,213	$55	24	$31,160	$107

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

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans, goodwill and intangible assets. The Corporation has approximately $4.5 million of net operating losses to carryforward for the next 20 years.  These losses are subject to the Internal Revenue Code section 382 limitations which allow approximately $1.1 million of the losses on an annual basis to offset current year taxable income.

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

For the three and nine months ended September 30, 2012 and 2011

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

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the nine months ended September 30, 2012 and 2011:

	2012	2011
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$1,183	$1,074
Increase (decrease) in taxes resulting primarily from:
Stock compensation	(24)	(7)
Nontaxable interest income	(29)	(28)
Cash surrender value of life insurance	(245)	(71)
Utilization of net operating loss carryforwards, previously reserved	-	(241)
Other	5	7

Federal income taxes per consolidated financial statements	$890	$734

Effective tax rate	25.6%	23.2%

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

For the three and nine months ended September 30, 2012 and 2011

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

                                                             Fair Value Measurements at September 30, 2012 and December 31, 2011

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)

Securities available for sale at September 30, 2012:
U.S. Government agency securities	-	$187,783	-
Municipal obligations	-	$3,256	-
Mortgage-backed securities	-	$6,386	-

Securities available for sale at December 31, 2011:
U.S. Government agency securities	-	$117,871	-
Municipal obligations	-	$3,171	-
Mortgage-backed securities	-	$7,459	-

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  In addition, on the acquisition date the Corporation independently fair valued $25.0 million of First Franklin’s impaired loans, as well as $173.2 million of performing loans.  First Franklin’s impaired loans subject to fair value adjustments are not included in Cheviot Financial’s non-performing loan totals.  Such loans are considered performing under Topic ASC 310-30, even though the loans are contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and the resulting loss provisions or future period yield adjustments. The fair values were obtained using independent appraisals, which the Corporation considers to be Level 2 inputs.  The aggregate carrying amount of the Corporation’s impaired loans at September 30, 2012 was $6.2 million, compared to $5.7 million at December 31, 2011.

The Corporation has real estate acquired through foreclosure totaling $3.7 million at September 30, 2012, compared to $3.8 million at December 31, 2011.  Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs.  The aggregate amount of real estate acquired through foreclosure that is carried at fair value was $3.0 million at September 30, 2012 and $3.1 million at December 31, 2011.  The aggregate amount of real estate acquired through foreclosure that is carried at cost was $721,000 and $734,000 at September 30, 2012 and December 31, 2011, respectivley.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

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

For the three and nine months ended September 30, 2012 and 2011

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

In July 2012 the FASB issued ASU 2012-02, Intangibles - goodwill and other (Topic 350).  The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  Effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In August 2012 the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. Because the amendments in this ASU reflect only guidance modifications that the SEC had previously issued, the amendments have no incremental impact on the Company's financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements: The amendments in this update clarify the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance for both public and nonpublic entities. For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012.

10.       Fair Value of Financial Instruments

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. These fair value estimates are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price for which an asset could be sold or liability could be settled. However, given there is no active market or observable market transactions for many of the Corporation’s financial instruments, it has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The fair value estimates are determined in accordance with SFAS No. 157.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

10.       Fair Value of Financial Instruments (continued)

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at September 30, 2012:

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

Deposits:  The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at September 30, 2012.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank:  The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit:  For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  At September 30, 2012, the fair value of the derivative loan commitments was not material.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

10.       Fair Value of Financial Instruments (continued)

The estimated fair values of the Corporation’s financial instruments at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
Financial assets
Cash and cash equivalents	$35,357	$35,357	$45,140	$45,140
Investment securities	191,039	191,039	121,042	121,042
Mortgage-backed securities	10,116	10,306	11,626	11,774
Loans receivable - net	343,836	387,933	384,296	404,595
Accrued interest receivable	1,966	1,966	2,139	2,139
Federal Home Loan Bank stock	8,651	8,651	8,366	8,366

	$590,965	$635,252	$572,609	$593,056

Financial liabilities
Deposits	$494,929	$493,537	$492,321	$492,286
Advances from the Federal Home Loan Bank	25,399	26,019	31,327	32,429
Accrued interest payable	108	108	118	118
Advances by borrowers for taxes and insurance	1,669	1,669	2,464	2,464

	$522,105	$521,333	$526,230	$527,297

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

11.   Acquisition Activity (continued)

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

11. Acquisition Activity (continued)

The following table summarizes the purchase of First Franklin as of March 16, 2011:

Purchase price
First Franklin common shares outstanding (in thousands)	1,693
Purchase price per share of First Franklin’s common stock	$14.50
Total value of the First Franklin’s common stock	$24,549
Fair value of outstanding employee stock awards, net of tax	131

Total purchase price	$24,680

Allocation of purchase price
Shareholders’ equity	$20,755

Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Loans receivable	(2,462)
Real estate owned	(750)
Office premises and equipment	1,970
Core deposit intangible	1,298
Certificates of deposit	(2,718)
Advances from the Federal Home Loan Bank	(838)
Contractual obligations	(4,390)
Other assets/liabilities	427
Pre-tax total adjustments	(7,463)

Deferred income tax benefits, net of valuation allowance	1,079
After-tax total adjustments	(6,384)
Fair value of net assets acquired	14,371

Goodwill resulting from the First Franklin acquisition	$10,309

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

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

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings totaling $11.6 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Corporation did not recognize any impairment during the quarter ended September 30, 2012.  The carrying amount of the goodwill at September 30, 2012 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the quarter ended September 30, 2012, no such adjustments were recorded.  The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The net carrying amount of the core deposit intangible at September 30, 2012 was $811,000 with $487,000 in accumulated amortization as of that date.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

11. Acquisition Activity (continued)

  As of September 30, 2012, the current year and estimated future amortization expense for the core deposit intangible was:

(In thousands)
2012	$65
2013	206
2014	149
2015	116
2016	110
2017	110
2018	55
Total	$811

12.       Financing Receivables

The recorded investment in loans was as follows as of September 30, 2012:

	One-to four
	Family	Multi-family
	Residential	Residential	Construction		Commercial	Consumer	Total
	(In thousands)
Purchased loans	$100,497	$10,782	$-		$36,647	$2,078	$150,004
Credit quality discount	(1,696)	(159)	-		(2,172)	(1,114)	(5,141)
Purchased loans book value	98,801	10,623	-		34,475	964	144,863
Originated loans (1)	154,063	13,904	1,385	(2)	30,555	1,164	201,071
Ending balance	$252,864	$24,527	$1,385		$65,030	$2,128	$345,934

(1)	Includes loans held for sale
(2)	Before consideration of undisbursed loans-in-process

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of September 30, 2012.

	Purchased Loans Without Credit Quality Discount	Purchased Loans With Credit Quality Discount
	(In thousands)
One-to-four family residential	$94,249	$4,552
Multi-family residential	9,558	1,065
Construction	-	-
Commercial	25,845	8,630
Consumer	881	83
Total	$130,533	$14,330

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

12.       Financing Receivables (continued)

The following summarizes activity in the allowance for credit losses:

			September 30, 2012
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$978	$162	$13	$285	$9	$1,447
Provision	1,068	37	(9)	(106)	-	990
Charge-offs	(402)	-	-	(31)	(4)	(437)
Recoveries	-	-	-	-	1	1

Ending balance	$1,644	$199	$4	$148	$6	$2,001

Ending balance:
Individually evaluated for impairment	$569	$-	$-	$-	$-	$569

Purchased loans:
Individually evaluated For impairment	$39	$-	$-	$-	$-	$39

Ending balance:
Collectively evaluated for impairment	$670	$199	$4	$148	$6	$1,027

Purchased loans:
Collectively evaluated for impairment	$366	$-	$-	$-	$-	$366

Loans receivable:

Ending balance	$252,864	$24,527	$1,385	$65,030	$2,128	$345,934

Ending balance:
Individually evaluated for impairment (1)	$99,740	$9,652	$-	$26,465	$881	$136,738

Ending balance:
Collectively evaluated for impairment	$148,572	$13,810	$1,385	$29,935	$1,164	$194,866

Ending balance:
Loans acquired with deteriorated credit quality	$4,552	$1,065	$-	$8,630	$83	$14,330

(1)  Includes loans acquired from First Franklin of $130,533

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

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

(1)   Includes loans acquired from First Franklin of $155,850.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

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

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at September 30, 2012
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Grade:
Pass	$148,749	$13,809	$1,385	$29,010	$1,164	$194,117
Special mention	-	-	-	-	-	-
Substandard	5,314	95	-	1,545	-	6,954
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$154,063	$13,904	$1,385	$30,555	$1,164	$201,071

	Originated Loans at December 31, 2011
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Grade:
Pass	$167,988	$11,141	$4,390	$25,058	$424	$209,001
Special mention	-	-	-	-	-	-
Substandard	5,566	96	-	560	-	6,222
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$173,554	$11,237	$4,390	$25,618	$424	$215,223

	Purchased Loans at September 30, 2012
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Grade:
Pass	$94,378	$10,623	$-	$32,745	$841	$138,587
Special mention	108	-	-	-	-	108
Substandard	4,315	-	-	1,730	123	6,168
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$98,801	$10,623	$-	$34,475	$964	$144,863

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

12. Financing receivables (continued)

	Purchased Loans at December 31, 2011
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Grade:
Pass	$111,091	$14,669	$-	$34,699	$1,776	$162,235
Special mention	110	-	-	983	-	1,093
Substandard	6,053	304	-	2,094	10	8,461
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$117,254	$14,973	$-	$37,776	$1,786	$171,789

The following table summarizes loans by delinquency, nonaccrual status and impaired loans:

	Age Analysis of Past Due Originated Loans Receivable As of September 30, 2012
	30-89 Days Past Due	Over 90 days Past Due	Total Past Due	Current and Accruing	Nonaccrual	Total Loans	Recorded Investment 90 Days and Accruing
	(In thousands)
Real Estate:
1-4 family
Residential	$421	$5,491	$5,912	$148,572	$5,491	$154,063	$-
Multi-family
Residential	-	94	94	13,810	94	13,904	-
Construction	-	-	-	1,385	-	1,385	-
Commercial	-	620	620	29,935	620	30,555	-
Consumer	-	-	-	1,164	-	1,164	-
Total	$421	$6,205	$6,626	$194,866	$6,205	$201,071	$-

	Age Analysis of Past Due Originated Loans Receivable As of December 31, 2011
	30-89 Days Past Due	Over 90 days Past Due	Total Past Due	Current and accruing	Nonaccrual	Total Loans	Recorded Investment 90 Days and Accruing
	(In thousands)
Real Estate:
1-4 family
Residential	$2,460	$5,311	$7,771	$168,243	$5,311	$173,554	$-
Multi-family	-	96	96	11,141	96	11,237	-
Construction	-	-	-	4,390	-	4,390	-
Commercial	457	338	795	25,280	338	25,618	-
Consumer	-	-	-	424	-	424	-
Total	$2,917	$5,745	$8,662	$209,478	$5,745	$215,223	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

12. Financing receivables (continued)

	Age Analysis of Past Due Purchased Loans Receivable As of September 30, 2012
	30-89 Days Past Due	Over 90 days Past Due	Total Past Due	Current and Accruing	Nonaccrual	Total Loans	Recorded Investment 90 Days and Accruing
	(In thousands)
Real Estate:
1-4 family
Residential	$500	$3,725	$4,225	$95,076	$3,725	$98,801	$-
Multi-family
Residential	-	-	-	10,623	-	10,623	-
Construction	-	-	-	-	-	-	-
Commercial	23	1,650	1,673	32,825	1,650	34,475	-
Consumer	-	39	39	925	39	964	-
Total	$523	$5,414	$5,937	$139,449	$5,414	$144,863	$-

	Age Analysis of Past Due Purchased Loans Receivable As of December 31, 2011
	>30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current & Accruing	Nonaccrual	Total Loans	Recorded Investment 90 Days and Accruing
	(In thousands)
Real Estate:
1-4 family
Residential	$1,165	$4,839	$6,004	$112,415	$4,839	$117,254	$-
Multi-family	-	300	300	14,673	300	14,973	-
Construction	-	-	-	-	-	-	-
Commercial	67	1,225	1,292	36,551	1,225	37,776	-
Consumer	-	10	10	1,776	10	1,786	-
Total	$1,232	$6,374	$7,606	$165,415	$6,374	$171,789	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

12. Financing receivables (continued)

	Impaired Loans As of September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate:
1-4 family	$4,552	$4,552	$-	$5,063	$175
Residential
Multi-family
Residential	1,065	1,065	-	1,066	41
Construction	-	-	-	-	-
Commercial	8,630	8,630	-	8,916	403
Consumer	83	83	-	90	12
Total	$14,330	$14,330	$-	$15,135	$631
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family	$2,132	$2,132	$-	$2,258	$39
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	67	67	-	150	-
Consumer	41	41	-	32	1
Total	$2,240	$2,240	$-	$2,440	$40
Purchased loans with an allowance recorded:
Real Estate:
1-4 family	$30	$69	$39	$15	$-
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$30	$69	$39	$15	$-
Originated loans with no related allowance recorded
Real Estate:
1-4 family	$3,977	$3,977	$-	$4,504	$47
Residential
Multi-family	94	94	-	95	1
Commercial	620	620	-	403	2
Consumer	-	-	-	-	-
Total	$4,691	$4,691	$-	$5,002	$50

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

12. Financing receivables (continued)

	Impaired Loans As of September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Originated loans with an allowance recorded:
Real Estate:
1-4 family	$946	$1,515	$569	$613	$4
Residential
Commercial	-	-	-	76	-
Consumer	-	-	-	-	-
Total	$946	$1,515	$569	$689	$4
Total:
Real Estate:
1-4 family	$11,637	$12,245	$608	$12,453	$265
Residential
Multi-family
Residential	1,159	1,159	-	$1,161	42
Construction	-	-	-	-	-
Commercial	9,317	9,317	-	9,545	405
Consumer	124	124	-	122	13
Total	$22,237	$22,845	$608	$23,281	$725

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

12. Financing receivables (continued)

	Impaired Loans As of December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

12. Financing receivables (continued)

Modifications
For three months ended September 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings		(Dollars in thousands)
Real Estate:
1-4 Family Residential	1	$83	$83
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings		(Dollars in thousands)
That Subsequently Defaulted
1-4 Family Residential	-	-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

Modifications
For nine months ended September 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings		(Dollars in thousands)
Real Estate:
1-4 Family Residential	15	$1,500	$1,487
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings		(Dollars in thousands)
That Subsequently Defaulted
1-4 Family Residential	-	-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

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
(Dollars in thousands)
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:

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

For the three and nine months ended September 30, 2012 and 2011

ITEM 2.

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

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration.  First Franklin’s loans were deemed impaired at the acquisition date if Cheviot Financial did not expect to receive all contractually required cash flows due to concerns about credit quality.  Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference.  At the acquisition date, Cheviot Financial recorded $25.0 million of purchased credit-impaired loans subject to a fair value adjustment of $5.5 million.  The method of measuring carrying value of purchased loans differs from loans originated by the Corporation (originated loans), and as such, the Corporation identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

Acquisition of First Franklin Corporation (continued)

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

The analysis has two components, specific and general allocations.  Specific allocations can be made for unconfirmed losses related to loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge-off is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve.  Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

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

Discussion of Financial Condition Changes at September 30, 2012 and at December 31, 2011

Total assets increased $17.1 million, or 2.8%, to $633.4 million at September 30, 2012, from $616.3 million at December 31, 2011.  The increase in total assets is primarily the result of the investment of a portion of the net proceeds from our stock offering into investment securities partially offset by a decrease in loans receivable.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

Discussion of Financial Condition Changes at September 30, 2012 and at December 31, 2011 (continued)

Cash, federal funds sold and interest-earning deposits decreased $9.8 million, or 21.7%, to $35.4 million at September 30, 2012, from $45.1 million at December 31, 2011.  The decrease in cash and cash equivalents at September 30, 2012 was due to a $4.6 million decrease in federal funds sold, a $7.2 million decrease in interest-earning deposits, which was partially offset by a $2.0 million increase in cash and due from banks.  These funds were reinvested in higher yielding investment securities. Investment securities increased $70.0 million to $191.0 million at September 30, 2012. The increase in investment securities is primarily the result of investing $193.2 million in new securities, partially offset by $121.3 million of investment securities that matured during the nine month period.  At September 30, 2012, all investment securities were classified as available for sale. As of September 30, 2012, none of our investment securities are considered impaired.

Mortgage-backed securities decreased $1.5 million, or 13.0%, to $10.1 million at September 30, 2012, from $11.6 million at December 31, 2011.  The decrease in mortgage-backed securities was due primarily to $1.5 million in principal prepayments and repayments. At September 30, 2012, $3.7 million of mortgage-backed securities were classified as held to maturity, while $6.4 million were classified as available for sale.  As of September 30, 2012, none of the mortgage-backed securities are considered other than temporarily impaired.

Loans receivable, including loans held for sale, decreased $40.5 million, or 10.5%, to $343.8 million at September 30, 2012, from $384.3 million at December 31, 2011.  The change in loans receivable reflects loan sales totaling $55.2 million and loan principal repayments of $72.7 million, which were partially offset by loan originations of $87.0 million.  The change in the composition of the Corporation’s assets reflects management’s decision to manage the risk of our assets in a low interest rate environment by investing in investment securities and selling certain mortgage loans and recording gains.

The allowance for loan losses totaled $2.0 million and $1.4 million at September 30, 2012 and December 31, 2011, respectively.  In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio.  First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually.  Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.  Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio.  The $990,000 provision for losses on loans during the nine months ended September 30, 2012 reflected these factors, as well as, weaker economic conditions in the greater Cincinnati area and the need to charge-off approximately $437,000 in loans receivable.  The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. As stated previously, Cheviot Financial’s allowance at September 30, 2012 does not include any credit quality discount related to loans acquired from First Franklin, other than $405,000 added during the third quarter 2012 for certain one to four Family Residential Real Estate Loans.  To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2012.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

Discussion of Financial Condition Changes at September 30, 2012 and at December 31, 2011 (continued)

Originated non-performing and impaired loans totaled $6.2 million and $5.7 million at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012, originated non-performing and impaired loans were comprised of 48 loans secured by one- to four-family residential real estate, one loan secured by multi-family residential real estate and four loans secured by nonresidential real estate.  At September 30, 2012 and December 31, 2011, real estate acquired through foreclosure totaled $3.7 million and $3.8 million, respectively.  The allowance for loan losses represented 25.7% and 25.2% of originated non-performing and impaired loans at September 30, 2012 and December 31, 2011, respectively.  During the third quarter of 2012 Management determined an additional allowance was recorded for certain one to four family purchased loans.  This allowance for loan losses represented 19.0% of purchased non-performing and impaired one to four family residential real estate loans.  Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $2.6 million, or 0.5%, to $494.9 million at September 30, 2012, from $492.3 million at December 31, 2011.  Advances from the Federal Home Loan Bank of Cincinnati decreased by $5.9 million, or 18.9%, to $25.4 million at September 30, 2012, from $31.3 million at December 31, 2011.  The decrease is a result of approximately $5.9 million in repayments of outstanding advances during the nine months ended September 30, 2012.

Shareholders’ equity increased $34.5 million, or 47.3%, to $107.4 million at September 30, 2012, from $72.9 million at December 31, 2011.  The increase primarily resulted from $33.3 million in net proceeds from the stock conversion and net earnings of $2.6 million, which was partially offset by the cancelation of treasury stock of $12.9 million, dividends paid of $1.8 million and an increase of $413,000 in the unrealized gain on securities designated as available for sale.

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that recap all deposit activity and loan commitments.  A significant portion of our deposit base is made up of time deposits.  At September 30, 2012, $125.2 million of time deposits are due to mature within twelve months.  The daily deposit activity report allows us to price our time deposits competitively.  Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $5.9 million during the nine months ended September 30, 2012.  At September 30, 2012, we have the ability to increase such borrowings by approximately $145.2 million.  The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments. Additional information regarding our liquidity and capital resources can be found at Note 3 to Notes to Consolidated Financial Statements.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2012 and 2011

General

Net earnings for the nine months ended September 30, 2012 totaled $2.6 million, a $165,000 increase from the $2.4 million of net earnings reported for the same period in 2011.  The increase in net earnings reflects increases in net interest income of $192,000 and in other income of $1.4 million, which were partially offset by an increase of $590,000 in the provision for losses on loans, an increase of $682,000 in general, administrative and other expense and an increase of $156,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased $107,000 or 0.7%, to $16.4 million for the nine-months ended September 30, 2012, from the comparable period in 2011.  The increase in interest income was due to increases in interest income from investment securities and interest-earning deposits, partially offset by decreases in interest income from loans and mortgage-backed securities.  Interest income on loans decreased $412,000, or 2.9%, to $13.8 million during the 2012 period.  This decrease was due primarily to a decrease in the average yield on loans to 5.03% for the 2012 period from 5.29% for the 2011 period, which was partially offset by an increase of $7.2 million, or 2.0%, in average loans outstanding.

Interest income on mortgage-backed securities decreased $50,000, or 24.0%, to $158,000 for the nine months ended September 30, 2012, from $208,000 for the same period in 2011, due primarily to a 43 basis point decrease in the average yield and by a $880,000 decrease in the average balance of securities. Interest income on investment securities increased $500,000, or 30.8%, to $2.1 million for the nine months ended September 30, 2012, compared to $1.6 million for the same period in 2011, due primarily to an increase of $59.9 million, or 63.4%, increase in the average balance of investment securities outstanding, which was partially offset by a decrease in the average yield of 47 basis points to 1.84% in the 2012 period.  Interest income on interest-earning deposits increased $69,000, or 31.1% to $291,000 for the nine months ended September 30, 2012, as compared to the same period in 2011.

Interest expense decreased $85,000, or 1.9% to $4.3 million for the nine months ended September 30, 2012, from $4.4 million for the same period in 2011.  Interest expense on deposits increased by $118,000, or 3.4%, to $3.6 million for the nine months ended September 30, 2012, from $3.5 million for the same period in 2011 due primarily to a 15 basis point decrease in the average cost of deposits to 0.97% during the 2012 period, which was partially offset by a $79.8 million, or 19.2%, increase in the average balances outstanding.  The decrease in the average cost of deposits is due to the overall changes in the deposit composition and lower market rates for the period.  Interest expense on borrowings decreased by $203,000, or 22.3%, due primarily to a decrease of $11.7 million, or 29.2%, in the average balance outstanding, which was partially offset by a 30 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $192,000, or  1.6%, to $12.1 million for the nine months ended September 30, 2012.  The average interest rate spread decreased to 2.90% for the nine months ended September 30, 2012 from 3.27% for the nine months ended September 30, 2011.  The net interest margin decreased to 2.94% for the nine months ended September 30, 2012 from 3.32% for the nine months ended September 30, 2011.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2012 and 2011 (continued)

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $990,000 provision for losses on loans for the nine months ended September 30, 2012, compared to a $400,000 provision for losses on loans for the nine months ended September 30, 2011.  The provision for loan losses for the nine months ended September 30, 2012 reflects the amount necessary to maintain an adequate allowance based on the Corporation’s historical loss experience, the need to charge off $437,000 in loans receivable, as well as consideration of other external factors.  These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to cover actual losses incurred in the loan portfolio.

Other Income

Other income increased $1.4 million, or 74.2%, to $3.3 million for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to an increase in earnings on bank-owned life insurance of $513,000, an increase in the gain on sale of loans of $715,000 and an increase of $178,000 in other operating income, which was partially offset by a decrease in the gain on sale of real estate acquired through foreclosure of $15,000.  The increase in earnings on bank-owned life insurance is a result of death benefit proceeds received in accordance with the bank-owned life insurance policies.  The increase in the gain on sale of loans is due to selling $55.2 million in loans in the secondary market during the nine months ended September 30, 2012 compared to selling $37.2 million in loan in the secondary market during the nine months ended September 30, 2011.  The increase in other operating income is a result of increased service fees on deposit accounts.  During the nine months ended September 30, 2012, the Corporation sold 25 real estate owned properties resulting in proceeds of $1.9 million.

General, Administrative and Other Expense

General, administrative and other expense increased $682,000, or 6.7%, to $10.9 million for the nine months ended September 30, 2012, from $10.2 million for the comparable period in 2011.  The increase is a result of $330,000 in occupancy and equipment expense and an increase of $470,000 in other operating expense, which was partially offset by a decrease of $56,000 in legal and professional expense.  The increase in occupancy and equipment expense during the nine months ended September 30, 2012 reflects a full nine months of operations from the Franklin acquisition as compared to the prior period.  The increase in other operating expense is the result of fair market value adjustments in real estate properties acquired through foreclosure.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2012 and 2011 (continued)

FDIC Premiums

The FDIC imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If the reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months,  the FDIC must,  within 90 days,  establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated  insured  deposits  within five years  (absent  extraordinary circumstances).

The expense associated with our FDIC insurance premiums during the nine months ended September 30, 2012 totaled $326,000 compared to $481,000 for the same period in 2011.

Federal Income Taxes

The provision for federal income taxes increased $156,000, or 21.3%, to $890,000 for the nine months ended September 30, 2012, from $734,000 for the same period in 2011.  The effective tax rate was 25.6% and 23.2% for the nine month periods ended September 30, 2012 and 2011, respectively.  During the nine months ended September 30, 2012 the Corporation was able to utilize approximately $570,000 in net operating loss carryforwards previously reserved for as a result of the acquisition of First Franklin.  Cheviot Financial has approximately $4.5 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the annual allowable Internal Revenue Code Section 382 net operating loss limitations of $1.1 million.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2012 and 2011

General

Net earnings for the three months ended September 30, 2012 totaled $499,000, a $470,000 decrease from the $969,000 earnings reported in the September 2011 period.  The decrease in net earnings reflects a decrease in net interest income of $542,000, an increase of $222,000 in general, administrative and other expense and an increase of $390,000 in the provision for losses on loans, which was partially offset by an increase of $434,000 in other operating income and a decrease of $250,000 in federal income taxes for the 2012 quarter end.

Net Interest Income

Total interest income decreased $762,000, or 12.4%, to $5.4 million for the three-months ended September 30, 2012, from the comparable quarter in 2011.   Interest income on loans decreased $979,000, or 18.2%, to $4.4 million during the 2012 quarter from $5.4 million for the 2011 quarter.  This decrease was due primarily to a $50.4 million, or 12.4%, decrease in the average balance of loans outstanding and a 35 basis point decrease in the average yield on loans to 4.97% for the 2012 quarter from 5.32% for the three months ended September 30, 2011.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2012 and 2011 (continued)

Net Interest Income (continued)

Interest income on mortgage-backed securities decreased $21,000, or 30.0%, to $49,000 for the three months ended September 30, 2012, from $70,000 for the comparable 2011 quarter, due primarily to a $2.3 million, or 18.0% decrease in the average balance of securities outstanding and by a 32 basis point decrease in the average yield.  Interest income on investment securities increased $220,000, or 37.2%, to $811,000 for the three months ended September 30, 2012, compared to $591,000 for the same quarter in 2011, due primarily to an increase of $87.2 million, or 93.2% in the average balance of investment securities outstanding, which was partially offset by a 74 basis point decrease in the average yield to 1.79% in the 2012 quarter.  Interest income on interest-earning deposits increased $18,000, or 21.2% to $103,000 for the three months ended September 30, 2012.

Interest expense decreased $220,000, or 13.9% to $1.4 million for the three months ended September 30, 2012, from $1.6 million for the same quarter in 2011.  Interest expense on deposits decreased by $143,000, or 11.1%, to $1.1 million, from $1.3 million, due primarily to a 17 basis point decrease in the average costs of deposits to 0.92%, which was partially offset by a $21.6 million, or 4.6% increase in the average balance of deposits outstanding.  The decrease in the average cost of deposits is due to the overall changes in the deposit composition and lower market rates for the period.  Interest expense on borrowings decreased by $77,000, or 25.9%, due primarily to a $16.4 million, or 38.4% decrease in the average balance outstanding, which was partially offset by a 56 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $542,000, or 11.9%, to $4.0 million for the three months ended September 30, 2012, as compared to the same quarter in 2011.  The average interest rate spread decreased to 2.82% for the three months ended September 30, 2012 from 3.45% for the three months ended September 30, 2011.  The net interest margin decreased to 2.89% for the three months ended September 30, 2012 from 3.47% for the three months ended September 30, 2011.  The decrease in our net interest margin reflects the lower interest rate environment and managements decision to change the composition of interest-earnings assets to contain a larger proportion of investment securities which generally provides lower yields than loans, but are more liquid.

Provision for Losses on Loans

Management recorded a $590,000 provision for losses on loans including a $405,000 provision on certain one to four family residential real estate loans for the three months ended September 30, 2012, compared to a $200,000 provision for losses on loans for the three months ended September 30, 2011.  The provision for loan losses during the three months ended September 30, 2012 reflects the amount necessary to maintain an adequate allowance based on the historical loss experience and other external factors.   There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income

Other income increased $434,000, or 61.8%, to $1.1 million for the three months ended September 30, 2012, compared to the same quarter in 2011, due primarily to an increase in the gain on sale of loans of $388,000 and an increase in the gain on sale of real estate acquired through foreclosure of $68,000, which was partially offset by a decrease in other operating income of $18,000. The increase in the gain on sale of loans is due to selling $25.5 million in loans in the secondary market during the three months ended September 30, 2012 compared to selling $18.4 million in loans in the secondary market during the three months ended September 30, 2011.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2012 and 2011 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased $222,000, or 6.1%, to $3.9 million for of the three months ended September 30, 2012.  This increase is a result of an increase in other operating expense of $140,000, an increase of $127,000 in property, payroll and other taxes and an increase of $92,000 in legal and professional expense.  The increase in other operating expenses is due to fair market value adjustments on real estate acquired through foreclosure.  The increase in property, payroll and other taxes is a result of an increase in franchise tax expense.  The increase in legal and professional expense is a result of an effort to resolve delinquent loans and foreclosures.

Federal Income Taxes

The provision for federal income taxes decreased $250,000, or 56.3%, to $194,000 for the three months ended September 30, 2012, from $444,000 for the same quarter in 2011.  Cheviot Financial has approximately $4.5 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. The effective tax rate for the three months ended September 30, 2012 was 25.6%.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2012 and 2011

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

On January 18, 2012, the Company completed the sale of 4,675,000 shares of its common stock par value $0.01 per share.  As of September 30, 2012, the Company has currently used the net proceeds it received from the sale for investment securities purchases.

The effective date of the Company’s registration statement (Commission No. 333-176793) was November 11, 2011.  The offering was completed on January 18, 2012.  The selling agent who assisted the Company in the sale of its common stock was Stifel Nicolaus Weisel.

From the effective date of the registration statement until September 30, 2012 the Corporation utilized $1.5 million to fund the new ESOP plan and incurred expenses in connection with the offer and sale of the common stock totaling $2.7 million, resulting in net proceeds to the Company of $33.3 million.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other information

None.

ITEM 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cheviot Financial Corp.

PART II (continued)

ITEM 6.	Exhibits (continued)

101
The following financial statements from Cheviot Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

Date:	November 14, 2012	By:
Thomas J. Linneman
President and Chief Executive Officer

Date:	November 14, 2012	By:
Scott T. Smith
Chief Financial Officer

Cheviot Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2012	By:	/s/Thomas J. Linneman
Thomas J. Linneman
President and Chief Executive Officer

Date:	November 14, 2012	By:	/s/Scott T. Smith
Scott T. Smith
Chief Financial Officer