Form 10-K
period 2012-12-31
Cheviot Financial Corp.
filed 2013-03-12
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐    NO ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2012 was $55.6 million.

As of February 27, 2013, there was issued and outstanding 7,400,326 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).
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

General

Cheviot Financial Corp.

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

Concurrent with the completion of the offering, shares of common stock of Cheviot Financial Corp., a federal corporation, owned by public stockholders were converted into the right to receive 0.8570 shares of the Company’s common stock.  Cash in lieu of fractional shares was paid at a rate of $8.00 per share.  As a result of the offering and the exchange, the Company had 7,596,557 shares outstanding.

The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.  Cheviot Financial Corp.’s executive offices are located at 3723 Glenmore Avenue, Cheviot, Ohio 45211, and its telephone number at this address is (513) 661-0457.  At December 31, 2012, we had consolidated assets of $632.0 million, deposits of $490.6 million and shareholders’ equity $107.9 million.  References to Cheviot Financial Corp., or the Company refer to the predecessor corporation where appropriate.

Cheviot Savings Bank

Cheviot Savings Bank (the “Bank”) was established in 1911 as an Ohio-chartered savings and loan association.  Following our reorganization, we became an Ohio-chartered stock savings and loan.  Our primary business activity is the origination of one- to four-family real estate loans.  To a lesser extent, we originate construction, multi-family, commercial real estate and consumer loans.  We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities.  At December 31, 2012, the Bank’s tangible core and risk-based capital ratios were 12.4%, 12.4% and 25.6%, levels well in excess of regulatory requirements.

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

Market Area

We conduct our operations from our executive office in Cheviot, Ohio and 11 full-service branches, all of which are located in Hamilton County, Ohio. Cheviot, Ohio is located in Hamilton County and is 10 miles west of downtown Cincinnati.  Prior to our acquisition of First Franklin, we operated primarily on the west side of Cincinnati, Ohio and the surrounding areas, but, as a result of the acquisition, we now operate throughout Cincinnati and its surrounding areas.  Hamilton County, Ohio represents our primary geographic market area for loans and deposits with our remaining business operations conducted in the larger Cincinnati metropolitan area which includes Warren, Butler and Clermont Counties. We also conduct a moderate level of business in the southeastern Indiana region, primarily in Dearborn, Ripley, Franklin and Ohio Counties.  We also originate loans in the northern Kentucky region secured by properties in Campbell, Kenton and Boone Counties.  The local economy is diversified with services, trade and manufacturing employment remaining the most prominent employment sectors in Hamilton County.  Hamilton County is primarily a developed and urban county.  The employment base is diversified and there is no dependence on one area of the economy for continued employment.  Major employers in the market include Proctor & Gamble, Kroger’s, Macy’s, city and county governments and the University of Cincinnati.  Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment.

Hamilton County and Cincinnati have experienced a declining population since the 1990 census while the other counties in which we conduct business had population growth.  The population decline in both Hamilton County and the City of Cincinnati results from the other counties and northern Kentucky being more successful in attracting new and existing businesses to locate within their areas through economic incentives, including less expensive real estate options for office facilities. Individuals are moving to these other areas to be closer to their place of employment, for newer, less expensive housing and more suburban neighborhoods.  From 2000 to 2010, Hamilton County’s population decreased by 5.1%, while population increases in the remainder of our market area ranged from a low of 5.5% in Kenton County, Kentucky to a high of 38.2% in Boone County, Kentucky.  Ohio’s population increased by 1.6% during this period, and the United States’ population as a whole increased by 9.7%.   Median per capita income for Hamilton County as of 2000 ($24,000) was above comparable measures for both the United States and Ohio ($22,000 and $21,000, respectively), and median per household income for Hamilton County as of 2010 ($41,000) was comparable to the same measures for both the United States and Ohio ($42,000 and $41,000, respectively), which we believe indicates the relatively stable and diversified economy in the regional market served by Cheviot Savings Bank.   During the current economic difficulties, our market area has experienced a decrease in property values and building development.

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

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within our primary market area.  We will sell a portion of our fixed-rate loans into the secondary market. We also originate commercial real estate loans, including multi-family residential real estate loans, construction loans, business lines of credit and consumer loans.  Our loan portfolio decreased to $340.4 million at December 31, 2012 from $384.3 million at December 31, 2011.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$249,202	72.62%	$290,808	75.14%	$195,801	84.76%
Multi-family residential	23,866	6.96	26,210	6.77	8,594	3.72
Construction	1,243	0.36	4,390	1.13	7,081	3.06
Commercial (2)	42,148	12.28	42,491	10.98	13,422	5.81
Other real estate	5,134	1.50	5,311	1.37	—	—
Commercial business	19,884	5.79	15,592	4.03	5,907	2.56
Consumer (3)	1,691	0.49	2,210	0.58	207	0.09

Total loans	343,168	100.00%	387,012	100.00%	231,012	100.00%

Less:
Undisbursed portion of loans in process	933		1,478		4,482
Deferred loan origination fees	(339)		(209)		(150)
Allowance for loan losses	2,160		1,447		1,242

Total loans, net	$340,414		$384,296		$225,438

	At December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$220,714	88.05%	$234,822	86.38%
Multi-family residential	9,114	3.64	9,385	3.45
Construction	4,868	1.94	11,646	4.28
Commercial (2)	11,321	4.51	14,590	5.37
Other real estate	—	—	—	—
Commercial business	4,604	1.84	1,352	0.50
Consumer (3)	51	0.02	48	0.02

Total loans	250,672	100.00%	271,843	100.00%

Less:
Undisbursed portion of loans in process	2,696		2,623
Deferred loan origination fees	(51)		28
Allowance for loan losses	1,025		709

Total loans, net	$247,002		$268,483

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes land loans.
(3)	For all dates, includes loans secured by deposit accounts.

Loan Maturity Schedule. The following tables set forth certain information as of December 31, 2012 and December 31, 2011, regarding the amount of loans maturing in our portfolio.  Demand loans and loans with no stated maturity are reported as due within one year.

	At December 31, 2012
	Within One Year	One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$8,986	$19,232	$21,047	$48,311	$131,406	$20,220	$249,202
Multi-family residential	1,336	2,959	3,385	10,759	5,427	—	23,866
Construction	106	228	252	559	98	—	1,243
Commercial	2,577	5,611	6,280	19,179	8,501	—	42,148
Other real estate	281	623	713	2,269	1,248	—	5,134
Commercial business	1,247	2,718	3,047	9,322	3,550	—	19,884
Consumer	345	741	605	—	—	—	1,691
Total loans	$14,878	$32,112	$35,329	$90,399	$150,230	$20,220	$343,168

	At December 31, 2011
	Within One Year	One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Real estate loans:
One- to four-family residential*	$9,948	$21,010	$23,146	$68,716	$129,558	$38,430	$290,808
Multi-family residential	747	1,627	1,822	5,565	15,706	743	26,210
Construction	89	200	230	749	2,636	486	4,390
Commercial	1,135	2,490	2,823	8,808	25,956	1,279	42,491
Other real estate	135	297	337	1,052	3,099	391	5,311
Commercial business	422	930	1,053	3,287	9,685	215	15,592
Consumer	208	456	513	478	555	—-	2,210
Total loans	$12,684	$27,010	$29,924	$88,655	$187,195	$41,544	$387,012

*      Loan maturity table for December 31, 2011 has been restated to be consistent with current year presentation.  Prior year presentation used underlying loan data based on OTS reporting format.

Fixed and Adjustable-Rate Loan Schedule. The following tables set forth at December 31, 2012 and December 31, 2011, the dollar amount of all fixed-rate and adjustable-rate loans and home equity lines of credit due after December 31, 2013 and December 31, 2012, respectively.

	At December 31, 2012 and Due After December 31, 2013
	Fixed	Floating or Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$122,510	$117,706	$240,216
Multi-family residential	11,490	11,040	22,530
Construction	1,137	—	1,137
Commercial	20,181	19,390	39,571
Other real estate	2,475	2,378	4,853
Commercial business	9,505	9,132	18,637
Consumer	1,346	—	1,346
Total loans	$168,644	$159,646	$328,290

	At December 31, 2011 and Due After December 31, 2012
	Fixed	Floating or Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$135,344	$146,622	$281,966
Multi-family residential	12,222	13,241	25,463
Construction	4,301	—	4,301
Commercial	19,851	21,505	41,356
Other real estate	2,484	2,692	5,176
Commercial business	7,282	7,888	15,170
Consumer	2,002	—	2,002
Total loans	$183,486	$191,948	$375,434

Residential Mortgage Loans. Cheviot Savings Bank originates mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2012, one- to four-family residential mortgage loans totaled $249.2 million, or 72.6% of our total loan portfolio.  At December 31, 2012, our one- to four-family residential loan portfolio consisted of 49% adjustable-rate loans and 51% of fixed-rate loans. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

Our residential mortgage loans generally have terms from 10 to 30 years and amortize on a monthly basis with principal and interest due each month. As of December 31, 2012, we offered the following residential mortgage loan products:

●	Fixed-rate loans of various terms;

●	Adjustable-rate loans;

●	Home equity lines of credit;

●	Loans tailored for first time home buyers;

●	Construction/permanent loans; and

●	Short-term (bridge) loans.

●	No cost loans

Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers refinance or prepay loans at their option without penalty. Our residential mortgage loans customarily contain “due on sale” clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership in the mortgage property.

We currently sell a portion of our conforming fixed-rate loans in the secondary market and hold the remaining fixed-rate loans and adjustable-rate loans in our portfolio. During the years ended December 31, 2012 and 2011, we sold $76.9 million and $49.5 million, respectively, in loans, the majority of which was sold servicing retained.  We lend up to a maximum loan-to-value ratio of 95% on mortgage loans secured by owner-occupied properties, with the condition that private mortgage insurance is required on first mortgage loans with a loan-to-value ratio in excess of 85%. The first time home buyer program allows up to 95% financing and requires private mortgage insurance.  During the years ended December 31, 2012 and 2011, we originated $4.2 million and $5.5 million, respectively in loans under this program.  As of December 31, 2012, these loans were performing in accordance with the original terms.  To a lesser extent, we originate non-conforming loans that are tailored to the needs of the local community.

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

During the year ended December 31, 2012, we had new loan originations of $10.2 million in adjustable-rate loans and $113.0 million in fixed-rate loans.  During the year ended December 31, 2011, we originated $8.7 million in gross adjustable-rate loans and $60.6 million in gross fixed-rate loans.

Included in residential mortgage loans at December 31, 2012 were $22.8 million of home equity lines of credit and $3.0 million of home equity loans.  Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residential properties. We are attempting to increase our originations of home equity lines of credit.  We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 85% including senior liens on the subject property and with a maximum loan to appraised value of ratio 80% when the senior lien is held elsewhere. We currently offer these loans for terms of up to 10 years, and with adjustable rates that are tied to the prime rate.

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of land and/or developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic and projected cash flow, current and projected occupancy, location, physical condition and credit worthiness of the borrower. At December 31, 2012, our commercial real estate portfolio totaled $47.3 million, or 13.8%, of total loans. A majority of our commercial real estate loans are secured by properties in Hamilton County. Our commercial real estate portfolio is diverse as to borrower and property type.

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

Multi-Family Loans. At December 31, 2012, $23.9 million, or 7.0%, of our total loan portfolio consisted of loans secured by multi-family real estate. We originate fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 25 years. We generally lend up to 80% of the property’s appraised value. Appraised values are determined by an outside independent appraiser that we designate. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

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

At December 31, 2012, construction loans represented $1.2 million, or 0.4%, of Cheviot Savings Bank’s total loans. At December 31, 2012, the unadvanced portion of these construction loans totaled $933,000.

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

Consumer Loans.  During 2010, we began offering automobile loans to our customers.  In addition, on a limited basis, we make loans secured by deposit accounts up to 90% of the amount of the depositor’s collected deposit account balance.  We also acquired $3.4 million of consumer loans in our acquisition of The Franklin Savings and Loan Company, consisting of education and automobile loans.  At December 31, 2012, consumer loans totaled $1.7 million, or 0.5%, of total loans.

Commercial Business Loans.  We originate commercial business lines of credit and loans, which are secured by non-real estate business assets such as equipment, receivables and inventories.  We focus on the origination of commercial business loans in amounts between $50,000 and $250,000.  At December 31, 2012, commercial business loans totaled $19.9 million, or 5.8%, or total loans.

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

Loan Originations, Purchases, Sales and Servicing. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period. Our volume of commercial real estate lending has increased during 2012 as a result of our effort to emphasize relationship banking.

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

Our loan approval process is intended to provide direction to management on all phases of real estate lending activity since such real estate mortgage lending is the single most important revenue producing investment of Cheviot Savings Bank. Therefore, we believe that the underwriting of mortgage loans should be consistent with safe and sound practices to ensure the financial viability of Cheviot Savings Bank. The loan underwriting policy is also established to provide appropriate limits and standards for all extensions of credit in real estate or for the purpose of financing the construction of a building or other improvement. Individual officer loan approval authorities are up to $1.0 million in the aggregate for one- to four-family residential real estate loans and $250,000 in the aggregate for secured consumer loans.  Generally, all multi-family residential and commercial real estate loans and commercial business loans require approval by at least two members of our loan committee (our four senior lending officers, including our President and Chief Executive Officer) or at least two members of our executive committee (our President and Chief Executive Officer and two outside directors).  Other types of loans that exceed individual approval authorities can be approved in amounts up to $1.5 million in the aggregate by at least two members of our executive committee.  The loan committee reviews all loan applications submitted to Cheviot Savings Bank and lists such applications on a review sheet that is submitted to the board of directors. All loans approved by the loan committee or the executive committee are reviewed by the full board of directors, and the board of directors must approve all other loans other than those specifically set forth above.

Loans to One Borrower. State savings and loan institutions are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  Our loans to one borrower limit under this regulation at December 31, 2012 was $14.5 million.  Our policy generally provides that loans to one borrower (or related borrowers) should not exceed $4.0 million (excluding the borrower’s principal residence). However, the board of directors may approve loans in greater amounts and may amend this limitation annually based on the asset growth and capital position of Cheviot Savings Bank.

At December 31, 2012, the largest aggregate credit exposure to one borrower consisted of one loan totaling $5.0 million.  This loan is secured by commercial real estate and was performing in accordance with contractual terms. There were 29 additional credit relationships, including committed amounts, in excess of $1.0 million at December 31, 2012.  All of the loans extended under these credit relationships were performing as of December 31, 2012.

Asset Quality

General. One of our key operating objectives has been, and continues to be, to maintain a high asset quality. Our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures have resulted in our historical ratios of non-performing loans to total loans being lower than those of our peers.  Our originated impaired and non-performing loans totaled $5.7 million, or 2.8% of net originated loans at December 31, 2012, and $5.7 million, or 2.7% of net originated loans at December 31, 2011.  We have addressed the consequences of a weakening national and local economy by adhering to our conservative underwriting standards and limiting our exposure on one- to four-family residential investment properties.

Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. Cheviot Savings Bank has implemented certain loan tracking policies and collection procedures to ensure effective management of classified assets. Cheviot Savings Bank generally sends a written notice of non-payment to its borrower after a loan is first past due. If payment has not been received within a reasonable time period, personal contact efforts are attempted by telephone or by letter. If no payment is received the following month, a letter stating that the borrower is two months behind is mailed indicating that the borrower needs to contact our collections department, and make payment arrangements. If the borrower has missed two consecutive payments, a demand letter will be sent by certified mail. On all accounts that are not current ten days after the completion of the last step set forth above our collection manager or staff member contacts the borrower by phone at their home and if necessary, at their place of employment in order to establish communications with the borrower concerning the delinquency and to try to establish a meeting with the borrower to determine what steps are needed to bring the borrower to a current status. If contact with the borrower by telephone is unsuccessful and the loan becomes 60 days delinquent Cheviot Savings Bank sends a letter stating its intention to begin foreclosure procedures. If no satisfactory agreement has been reached with the borrower within 15 days after the foreclosure intention letter, the Collection Resolution Committee will consider the status of the delinquency and may authorize Cheviot Savings Bank’s attorney to send a letter to the borrower advising the borrower that foreclosure proceedings will be initiated and setting forth the conditions which could forestall the foreclosure. In selected cases, Cheviot Savings Bank may make an economic decision to forego foreclosure and work with the borrower to-bring the loan current. Repayment schedules may be entered into with chronically delinquent borrowers if management determines this resolution is more advantageous to Cheviot Savings Bank.

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

Marketing real estate owned generally involves listing the property for sale. Cheviot Savings Bank maintains the real estate acquired through foreclosure in good condition to enhance its marketability.  As of December 31, 2012, we held 25 properties classified as real estate owned totaling $4.0 million and at December 31, 2011, we held 34 properties classified as real estate owned totaling $3.8 million.  At December 31, 2012, our three largest real estate properties acquired through foreclosure were a residential home, a land lot and a condominium complex totaling in the aggregate $2.1 million. As a result of the First Franklin Corporation acquisition, we acquired 36 properties classified as real estate owned totaling $2.4 million, net of fair value adjustments.  These properties are insured by Cheviot Savings Bank.  Cheviot Savings Bank takes actions to ensure that a property does not deteriorate due to neglect while held as real estate owned.  New appraisals are ordered at the time Cheviot Savings Bank takes ownership of the property.  Updated appraisals may be ordered at future dates depending on the availability of automated estimated value reports, the stability of then-existing market conditions, the continued maintenance of the property and the existence of zoning or environmental changes.  We work with preapproved real estate agents to sell the property.

Delinquent Loans and Non-performing Loans and Assets. Our policies require that the collection manager monitor the status of the loan portfolios and report to the board of directors on a monthly and quarterly basis. These reports include information on delinquent loans, criticized and classified assets, foreclosed real estate and our plans to cure the delinquent status of the loans.

It is Cheviot Savings Bank’s policy to underwrite single-family residential loans up to a 95% loan-to-value ratio and all other loans (multi-family, construction, commercial and consumer) on no more than an 85% loan-to-value ratio.  We generally stop accruing interest on our one-to four-family residential, construction and commercial loans when interest or principal payments are 90 days in arrears. Consumer loans are comprised of loans secured by deposits, automobile loans and unsecured loans with Cheviot Savings Bank. Such loans are placed on non-accrual status should they become 90 days delinquent. We will stop accruing interest earlier when the timely collectibility of such interest or principal is doubtful.

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

The following table sets forth certain information regarding delinquencies in our loan portfolio.

	30 to 59 Days Delinquent		60 to 89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
	(Dollars in thousands)

At December 31, 2012:
Real Estate Loans:
One- to four-family residential (1)	$2,617	0.76%	$1,390	0.41%	$8,448	2.46%
Multi-family residential	—	—	—	—	94	0.03
Construction	—	—	—	—	—	—
Commercial (2)	—	—	—	—	443	0.13
Other real estate	693	0.20	547	0.16	477	0.14
Commercial business	—	—	—	—	1,219	0.36
Consumer (3)	—	—	—	—	7	—
Total delinquent loans	$3,310	0.96%	$1,937	0.57%	$10,688	3.12%

At December 31, 2011:
Real Estate Loans:
One- to four-family residential (1)	$3,240	0.84%	$3,281	0.85%	$10,150	2.64%
Multi-family residential	—	—	—	—	396	0.10
Construction	—	—	—	—	—	—
Commercial (2)	—	—	—	—	477	0.13
Other real estate	—	—	129	0.03	471	0.12
Commercial business	641	0.17	67	0.02	615	0.16
Consumer (3)	—	—	—	—	10	—
Total delinquent loans	$3,881	1.01%	$3,477	0.90%	$12,119	3.15%

At December 31, 2010:
Real Estate Loans:
One- to four-family residential (1)	$588	0.26%	$429	0.19%	$4,695	2.08%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial (2)	—	—	46	0.02	160	0.07
Other real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$588	0.26%	$475	0.21%	$4,855	2.15%

At December 31, 2009:
Real Estate Loans:
One- to four-family residential (1)	$995	0.40%	$879	0.36%	$2,229	0.90%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial (2)	47	0.02	—	—	—	—
Other real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	217	0.09
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$1,042	0.42%	$879	0.36%	$2,446	0.99%

At December 31, 2008:
Real Estate Loans:
One- to four-family residential (1)	$388	0.14%	$488	0.18%	$856	0.32%
Multi-family residential	—	—	—	—	1,194	0.44
Construction	—	—	—	—	—	—
Commercial (2)	—	—	436	0.15	—	—
Other real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$388	0.14%	$924	0.33%	$2,050	0.76%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts for all years and auto loans beginning in 2010.

Delinquencies decreased in all categories comparing year end 2012 to the same period in 2011.  The increase in delinquencies from December 31, 2010 to December 31, 2011 resulted primarily from our acquisition of First Franklin Corporation.  As part of the acquisition, we acquired $239,000 in loans that were 30 to 59 days delinquent, $2.8 million in loans that were 60 to 89 days delinquent and $5.8 million in loans that were 90 days or more delinquent.  Based on our most recent appraisals of the properties securing these two loans, we believe the collateral value supports the loan balances as of December 31, 2012.

The following tables set forth information regarding impaired and non-performing loans and assets. At December 31, 2012, originated loans and assets consisted of loans and assets of Cheviot Savings Bank, excluding the loans and assets acquired from The Franklin Savings and Loan Company, while purchased loans consisted of loans and assets acquired from The Franklin Savings and Loan Company on March 16, 2011 that remained with us.

	At December 31, 2012	At December 31, 2011
	(Dollars in thousands)	(Dollars in thousands)
Non-accrual and impaired real estate originated loans:
One- to four-family residential (1)	$5,002	$5,311
Multi-family residential	94	96
Construction	—	—
Commercial (2)	620	—
Other real estate	—	338
Commercial business	—	—
Consumer (3)	—	—
Total non-accruing originated loans	5,716	5,745
Accruing originated loans delinquent 90 days or more	—	—
Total non-performing originated loans	5,716	5,745
Real estate acquired through foreclosure	2,749	2,435
Total non-performing originated assets	$8,465	$8,180

Non-performing originated assets to total assets	1.34%	1.33%
Non-performing originated loans to net originated loans	2.83%	2.71%

Non-accrual and impaired real estate purchased loans:
One- to four-family residential (1)	$3,446	$4,839
Multi-family residential	—	300
Construction	—	—
Commercial (2)	1,519	813
Other real estate	—	97
Commercial business	—	315
Consumer (3)	7	10
Total non-accruing purchased loans	4,972	6,374
Accruing purchased loans delinquent 90 days or more	—	—
Total non-performing purchased loans	4,972	6,374
Real estate acquired through foreclosure	1,231	1,360
Total non-performing purchased assets	$6,203	$7,734

Non-performing purchased assets to total assets	0.98%	1.25%
Non-performing purchased loans to net purchased loans	4.13%	3.71%

Non-accrual real estate loans:
One- to four-family residential (1)	$8,448	$10,150
Multi-family residential	94	396
Construction	—	—
Commercial (2)	2,139	813
Other real estate	—	435
Commercial business	—	315
Consumer (3)	7	10
Total non-accruing loans (4)	10,688	12,119
Accruing loans delinquent 90 days or more	—	—
Total non-performing loans	10,688	12,119
Real estate acquired through foreclosure	3,980	3,795
Total non-performing assets	$14,668	$15,914

Non-performing assets to total assets	2.32%	2.58%
Non-performing loans to net loans	3.14%	3.15%

	At December 31,
	2010	2009	2008
	(Dollars in thousands)

Non-accrual real estate loans:
One- to four-family residential (1)	$4,695	$2,229	$652
Multi-family residential	—	—	1,194
Construction	—	—	—
Commercial (2)	160	—	—
Other real estate	—	—	—
Commercial business	—	217	—
Consumer (3)	—	—	—
Total non-accruing loans (4)	4,855	2,446	1,846
Impaired loans	—	—	—
Accruing loans delinquent 90 days or more	—	—	204
Total non-performing loans	4,855	2,446	2,050
Real estate acquired through foreclosure	2,007	2,048	1,064
Total non-performing assets	$6,862	$4,494	$3,114

Non-performing assets to total assets	1.92%	1.31%	0.94%
Non-performing loans to net loans	2.15%	0.99%	0.76%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts for all years and automobile loans beginning in 2010.
(4)
For the year ended December 31, 2012 and the year ended December 31, 2011, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.2 million and $954,000, respectively. $964,000 and $303,000 in interest income was recorded on such loans during the year ended December 31, 2012 and the year ended December 31, 2011, respectively.

Non-performing and impaired originated loans totaled $5.7 million at both December 31, 2012 and 2011, respectively.  At December 31, 2012, total non-performing and impaired loans including loans purchased totaled $10.7 million.

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

As of the year ended December 31, 2012, Cheviot Savings Bank had total troubled debt restructurings of $6.0 million.  There were 16 one- to four-family residential loans totaling $1.5 million and one commercial loan totaling $754,000 in troubled debt restructurings during the year. During the year ended December 31, 2011, Cheviot Savings Bank had total troubled debt restructurings of $5.4 million. There were 17 one- to four-family residential loans totaling $3.8 million in troubled debt restructurings during the year, with the largest totaling $1.0 million.  These loans were modified due to short term concessions with no impairment as Cheviot Savings Bank expects to recognize the full amount of the commitment.  Cheviot Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.

In addition to troubled debt restructurings, we modify loans to reduce interest rates in the event of reductions in market rates.  Except for these interest rate reductions, we do not otherwise modify loans unless such loans are to be classified as troubled debt restructurings.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss.  An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Cheviot Savings Bank will establish a charge-off of the loan pursuant to Accounting Standards Codification Topic 310, “Receivables”.  The following table sets forth information regarding classified assets as of December 31, 2012, 2011 and 2010.

	At December 31,
	2012	2011	2010
	(In thousands)
Classification of Assets:
Substandard	$13,364	$14,683	$5,211
Doubtful	—	—	—
Loss	—	—	—
Total Classified Assets	$13,364	$14,683	$5,211
Special Mention	$108	$1,093	$—

At December 31, 2012, substandard assets were $13.4 million.  The assets consisted of ninety-three one- to four-family residential loans with an aggregate principal balance of $9.2 million,  sixteen commercial real estate loans with an aggregate principal balance of $3.9 million and ten multi-family residential and consumer loans totaling approximately $214,000.  At December 31, 2012, there was one one- to four-family residential loan classified as special mention totaling $108,000.

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

At December 31, 2012 and 2011, our allowance for loan losses was $2.2 million and $1.4 million, respectively.  Our ratio of the allowance for loan losses as a percentage of originated net loans receivable was 0.81% and 0.68% at December 31, 2012 and 2011, respectively.  Applicable accounting guidance requires us to book assets acquired in an acquisition, such as loans, at their fair value, and without the related allowance for loan losses as reflected on the target entity’s financial statements.

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

The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$1,447	$1,242	$1,025	$709	$596

Charge- offs:
One- to four-family residential (1)	(537)	(482)	(277)	(537)	(488)
Multi-family residential	—	—	—	—	—
Construction	—	(21)	—	—	—
Commercial (2)	(31)	—	(56)	—	(84)
Other real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer (3)	—	(5)	—	—	—
Total charge-offs	(568)	(508)	(333)	(537)	(572)

Recoveries:
One- to four-family residential (1)	—	—	—	—	17
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial (2)	—	—	—	—	—
Other real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer (3)	1	13	—	—	—
Total recoveries	1	13	—	—	17

Net charge-offs	(567)	(495)	(333)	(537)	(555)

Provision for losses on loans	1,280	700	550	853	668

Balance at end of period	$2,160	$1,447	$1,242	$1,025	$709

Total loans receivable, net (1)	$340,414	$384,296	$225,438	$247,002	$268,483

Average loans receivable outstanding (1)	$359,940	$367,063	$240,224	$253,302	$260,708

Allowance for loan losses as a percent of originated net loans receivable	0.81%	0.68%	0.55%	0.41%	0.26%

Net loans charged off as a percent of average loans outstanding	0.16%	0.14%	0.14%	0.21%	0.22%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts for all years and auto loans beginning in 2010.

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

	At December 31, 2012			At December 31, 2011
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$1,823	$249,202	72.62%	$978	$290,808	75.14%
Multi-family residential	172	23,866	6.96	162	26,210	6.77
Construction	1	1,243	0.36	13	4,390	1.13
Commercial (2)	96	42,148	12.28	191	42,491	10.98
Other real estate	12	5,134	1.50	24	5,311	1.37
Commercial business	45	19,884	5.79	70	15,592	4.03
Consumer (3)	11	1,691	0.49	9	2,210	0.58

Total	$2,160	$343,168	100.00%	$1,447	$387,012	100.00%

	At December 31,
	2010			2009
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$979	$195,801	84.76%	$959	$220,714	88.05%
Multi-family residential	49	8,594	3.72	17	9,114	3.64
Construction	33	7,081	3.06	21	4,868	1.94
Commercial (2)	125	13,422	5.81	20	11,321	4.51
Other real estate	—	—	—	—	—	—
Commercial business	55	5,907	2.56	8	4,604	1.84
Consumer (3)	1	207	0.09	—	51	0.02

Total	$1,242	$231,012	100.00%	$1,025	$250,672	100.00%

	At December 31,
	2008
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$604	$234,822	86.38%
Multi-family residential	22	9,385	3.45
Construction	53	11,646	4.28
Commercial (2)	27	14,590	5.37
Other real estate	—	—	—
Commercial business	3	1,352	0.50
Consumer (3)	—	48	0.02
Total	$709	$271,843	100.00%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	For all dates, includes loans secured by deposit accounts. Also includes automobile loans beginning December 31, 2010.

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

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments - Debt and Equity Securities.”  Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if we have the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders’ equity, respectively.  During 2012, we purchased $211.2 million of investment securities that were classified as available for sale.  During 2011, we purchased $89.3 million of investment securities that were classified as available for sale and acquired $20.1 million of securities as part of our acquisition of First Franklin Corporation that we classified as available for sale.  Specifically, in our acquisition of First Franklin Corporation, we acquired $3.0 million of fixed-rate mortgage-backed securities, $1.5 million of adjustable-rate mortgage-backed securities, $1.6 million of municipal obligations and $14.0 million of investment securities.  All other investment and mortgage-backed securities purchases have been classified as held-to-maturity.  Realized gains or losses on sales of securities are recognized using the specific identification method.

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

Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities with short term maturities, and U.S. government and agency obligations and municipal obligations with maturities in excess of 10 years.  We monitor our investment portfolio for losses that may be considered other than temporary.  At December 31, 2012 and December 31, 2011, all unrealized losses on securities are viewed by management to be temporary.  At December 31, 2012, the amortized cost of our investment and mortgage-backed securities portfolio was $204.7 million, while the estimated fair value was $205.8 million.  At December 31, 2011, the amortized cost of our investment and mortgage-backed securities portfolio was $132.2 million, while the estimated fair value was $132.8 million.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
			(In thousands)
Investment securities held to maturity:
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	—	—	—	—
Total investment securities held to maturity	—	—	—	—	—	—

Mortgage-backed securities held to maturity:
Freddie Mac	318	324	382	388	464	473
Fannie Mae	296	305	410	417	515	522
Ginnie Mae	2,967	3,143	3,375	3,510	3,800	3,921
Total mortgage-backed securities held to maturity	3,581	3,772	4,167	4,315	4,779	4,916

Total investments and mortgage-backed securities held to maturity	3,581	3,772	4,167	4,315	4,779	4,916

Investment securities available for sale:
U.S. Government and agency securities	192,247	192,705	117,731	117,871	88,529	87,009
Municipal obligations	3,037	3,258	3,039	3,171	1,545	1,373
Total investment securities available for sale	195,284	195,963	120,770	121,042	90,074	88,382

Mortgage-backed securities available for sale:
Freddie Mac	925	1,053	1,137	1,180	723	736
Fannie Mae	1,738	1,783	2,624	2,666	548	565
Ginnie Mae	3,136	3,193	3,548	3,613	2,908	2,978
Total mortgage-backed securities available for sale	5,799	6,029	7,309	7,459	4,179	4,279

Total investment and mortgage-backed securities available for sale	201,083	201,992	128,079	128,501	94,253	92,661

Total investment and mortgage-backed securities	$204,664	$205,764	$132,246	$132,816	$99,032	$97,577

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2012. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2012
	One Year or Less		More Than One Year through Five Years		More Than Five Years through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield

Investment securities held to maturity:
U.S. Government and agency obligations	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%
Municipal obligations	—	—	—	—	—	—	—	—	—	—	—
Total investment securities held to maturity	—	—	—	—	—	—	—	—	—	—	—

Mortgage-backed securities held to maturity:
Freddie Mac	318	2.54	—	—	—	—	—	—	318	324	2.54
Fannie Mae	296	2.24	—	—	—	—	—	—	296	305	2.24
Ginnie Mae	2,967	1.86	—	—	—	—	—	—	2,967	3,143	1.86
Total mortgage backed securities held to maturity	3,581	2.03	—	—	—	—	—	—	3,581	3,772	2.03

Investment securities available for sale:	—	—	—	—	—	—	—	—	—	—	—
U.S. Government and agency obligations	145,210	1.76	27,058	1.79	9,993	2.01	9,986	1.76	192,247	192,705	1.78
Municipal obligations	—	—	1,140	4.08	1,182	4.28	715	4.35	3,037	3,258	4.22
Total investment securities available for sale	145,210	1.76	28,198	1.88	11,175	2.25	10,701	1.93	195,284	195,963	1.81
Mortgage-backed securities available for sale:
Freddie Mac	925	3.15	—	—	—	—	—	—	925	1,053	3.15
Fannie Mae	1,738	2.53	—	—	—	—	—	—	1,738	1,783	2.53
Ginnie Mae	3,136	1.59	—	—	—	—	—	—	3,136	3,193	1.59
Total mortgage backed securities available for sale	5,799	1.98	—	—	—	—	—	—	5,799	6,029	1.98
Total investment and mortgage-backed securities	$154,590	2.01%	$28,198	1.88%	$11,175	2.25%	$10,701	1.93%	$204,664	$205,764	1.82%

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

Savings, NOW and money market rates are generally determined monthly by our Preisdnet nd Chief Executive Officer. Certificate of deposit rates are generally determined weekly by our President and Chief Executive Officer. When we determine our deposit rates, we consider liquidity needs, local competition, Federal Home Loan Bank advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 47.7%, 43.8% and 45.1% of total deposits at December 31, 2012, December 31, 2011 and 2010, respectively.  At December 31, 2012, December 31, 2011 and 2010, certificates of deposit with remaining terms to maturity of less than one year amounted to $124.4 million, $129.7 million and $94.5 million, respectively.

In our acquisition of First Franklin Corporation, we assumed deposits of approximately $218.8 million, net of fair value adjustments.  Deposits assumed included savings deposits totaling approximately $77.7 million and time deposits of approximately $141.1 million, with an overall average rate of 1.90%.

The following tables set forth the types of deposit accounts offered by us at the dates indicated.

	At December 31, 2012			At December 31, 2011
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW accounts	$83,346	16.99%	0.09%	$76,170	15.47%	0.28%
Passbook accounts	33,712	6.87	0.01	33,388	6.78	0.15
Money market demand deposits	116,891	23.82	0.25	106,098	21.55	0.50
Total demand, transaction and passbook deposits	233,949	47.68	0.16	215,656	43.80	0.37

Certificates of deposit
Due within one year	124,389	25.35	1.10	129,706	26.35	1.31
Over one year through three years	86,818	17.69	2.26	78,459	15.94	2.35
Over three years	45,490	9.28	2.02	68,500	13.91	2.59
Total certificates of deposit	256,697	52.32	1.66	276,665	56.20	1.92

Total	$490,646	100.00%	0.94%	$492,321	100.00%	1.24%

	At December 31, 2010
	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW accounts	$32,929	12.77%	0.22%
Passbook accounts	14,994	5.82	0.15
Money market demand deposits	68,309	26.49	0.76
Total demand, transaction and passbook deposits	116,232	45.08	0.53

Certificates of deposit
Due within one year	94,541	36.67	1.32
Over one year through three years	37,013	14.35	2.62
Over three years	10,066	3.90	1.92
Total certificates of deposit	141,620	54.92	1.77

Total	$257,852	100.00%	1.18%

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2012
	Less than Six Months	Six Months to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)

2.00% and below	$62,090	$45,996	$31,221	$20,477	$159,784	62.25%
2.01% to 3.00%	328	462	32,395	24,785	57,970	22.58
3.01% to 4.00%	5,689	257	21,003	51	27,000	10.52
4.01% to 5.00%	2,183	7,094	2,199	177	11,653	4.54
5.01% to 6.00%	71	219	—	—	290	0.11
Total	$70,361	$54,028	$86,818	$45,490	$256,697	100.00%

	At December 31, 2011
	Less than Year	Year to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)

2.00% and below	$62,831	$52,638	$39,192	$5,970	$160,631	58.06%
2.01% to 3.00%	802	124	11,730	50,654	63,310	22.88
3.01% to 4.00%	1,484	—	15,902	11,614	29,000	10.48
4.01% to 5.00%	3,301	5,882	11,347	175	20,705	7.49
5.01% to 6.00%	1,569	1,075	288	87	3,019	1.09
Total	$69,987	$59,719	$78,459	$68,500	$276,665	100.00%

As of December 31, 2012, the aggregate amount of outstanding certificates of deposit at Cheviot Savings Bank in amounts greater than or equal to $100,000 was approximately $78.9 million. The following table presents the maturity of these certificates of deposit at such date.

Maturity Period	At December 31, 2012
(In thousands)

Less than three months	$8,988
Three to six months	8,996
Six months to one year	15,347
Over one year to three years	29,050
Over three years	16,541
Total	$78,922

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

	At or For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
FHLB Advances:
Maximum month end-end balance	$30,854	$46,159	$40,712
Balance at the end of period	$24,314	$31,327	$27,300
Average balance	$27,445	$39,812	$33,152

Weighted average interest rate at the end of period	3.64%	3.63%	3.64%
Weighted average interest rate during period	3.34%	2.82%	3.81%

Leases

The Corporation has lease obligations on four of its branch facilities.  The lease obligations listed below expire by 2014 with renewable terms.

Less than 1 year	$185
More than 1-3 years	176
More than 3-5 years	113
More than 5 years	263
Total	$737

Employees

As of December 31, 2012, we had 90 full-time employees and 34 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Following its acquisition of First Franklin Corporation and The Franklin Savings and Loan Company, Cheviot Savings Bank owns 100% of Madison Service Corporation, which is an inactive company.

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

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Cheviot Savings Bank and Cheviot Financial Corp.  The description is limited to certain material aspects of the statutes and regulations addressed, and, is not intended to be a complete description of such statutes and regulations and their effects on Cheviot Savings Bank and Cheviot Financial Corp.

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

Loans-to-One-Borrower

Pursuant to federal law, we generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate.  As of December 31, 2012, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

We are required by federal law to satisfy a qualified thrift lender (“QTL”) test under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.”  “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business.  A savings institution that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.  As of December 31, 2012, we maintained 77.9% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

At December 31, 2012, Cheviot Savings Bank met each of its capital requirements.

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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders.  Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed.  Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made.  At December 31, 2012, we were in compliance with these regulations.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.  For the quarter ended December 31, 2012, the annualized Financing Corporation assessment was equal to one basis point of assessable deposits.

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

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board and from acquiring or retaining control of any depository not insured by the Federal Deposit Insurance Corporation.   In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.  An acquisition by a savings and loan holding company of a savings institution in another state to be held as a separate subsidiary may not be approved unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

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

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations.  However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of Cheviot Savings Bank’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes.  At December 31, 2012, Cheviot Savings Bank had pre-1988 bad debt reserves totaling approximately $1.0 million.  A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

The Internal Revenue Service has completed the audit of Cheviot Financial Corp. for the year ended December 31, 2009.  The Company did not have any additional liability as a result of the audit.  First Franklin Corporation is under audit for 2008, 2009, and 2010.  During the year, for the audit of First Franklin to be finalized the 2011 tax year was included in the audit.  The amount of the liability totaled $206,000.  The additional tax resulted from audit adjustments to maintenance expense on real estate owned and reduced the net operating loss carryforward.

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

MANAGEMENT

Executive Officers of Cheviot Financial Corp.

The following individuals hold the following executive officer positions with Cheviot Financial Corp.

Name	Age	Position

Thomas J. Linneman	59	President and Chief Executive Officer
Scott T. Smith	43	Chief Financial Officer

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

We conduct our business through our main banking office located in Cheviot, Ohio, and other full-service branch offices located in Hamilton County, Ohio. The aggregate net book value of our premises and equipment was $12.5 million at December 31, 2012. The following table sets forth certain information with respect to our offices at December 31, 2012, including lease expiration dates for leased properties.

Location	Leased or Owned	Year Opened/ Acquired	Net Book Value
			(In thousands)
Main Office
3723 Glenmore Avenue Cheviot, Ohio 45211	Owned	1912	$4,206

Branches			291
5550 Cheviot Road Cincinnati, Ohio 45247	Owned	1982

6060 Bridgetown Road Cincinnati, Ohio 45248	Owned	1991	418

1194 Stone Road Harrison, Ohio 45030	Owned	1997	538

585 Anderson Ferry Road Cincinnati, Ohio 45238	Owned	2006	1,039

7072 Harrison Avenue Cincinnati, Ohio 45247	Owned	2006	1,386

4750 Ashwood Drive Cincinnati, Ohio 45241	Owned	1996	1,371

2000 Madison Road Cincinnati, Ohio 45208	Owned	1981	822

1100 West Kemper Road Cincinnati, Ohio 45240	Leased June 2014	1984	201

7615 Reading Road Cincinnati, Ohio 45237	Leased February 2014	1971	198

11186 Reading Road Cincinnati, Ohio 45241	Owned	1974	1,158

7944 Beechmont Avenue Cincinnati, Ohio 45255	Leased October 2014	2001	32

5791 Glenway Avenue Cincinnati, Ohio 45238	Owned – building Leased – land June 2022	2003	821

			$12,481

ITEM 3.	LEGAL PROCEEDINGS

Cheviot Savings Bank in not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to its financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2012	$8.84	$7.15	$0.08
June 30, 2012	8.79	8.25	0.08
September 30, 2012	9.50	8.50	0.08
December 31, 2012	9.42	8.90	0.08

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2011	$9.44	$8.18	$0.12
June 30, 2011	9.29	8.13	0.12
September 30, 2011	9.20	8.01	0.12
December 31, 2011	8.58	7.35	0.12

As of December 31, 2012, the Company had 1,327 stockholders of record.  Please see “Item 1. Business— Regulation—Capital Distributions” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

The Company has not repurchased any shares of its common stock during the last three months of 2012.

Set forth below is information as of December 31, 2012 regarding equity compensation plans.  Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	583,125	$12.96	50,032
Equity compensation plans not approved by stockholders	187,000	—	177,650
Total	770,123	$12.96	227,682

In January 2013, the Board of Directors approved the 2013 Equity Incentive Plan. This Plan is subject to shareholder approval at the Annual Meeting April 23, 2013.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2012 is effective using these criteria.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

●	Report of Independent Registered Public Accounting Firm.

●	Consolidated Statements of Financial Condition at December 31, 2012 and 2011.

●	Consolidated Statements of Earnings for the Years Ended December 31, 2012, 2011 and 2010.

●	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010.

●	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

●	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)      Exhibits

3.1	Charter of Cheviot Financial Corp.(1)

3.2	Bylaws of Cheviot Financial Corp. (1)

4	Stock Certificate of Cheviot Financial Corp. (2)

10.1	Amended and Restated Employment Agreement with Thomas J. Linneman(3)

10.2	Amended and Restated Change in Control Severance Agreement with Kevin Kappa(4)

10.3	Amended and Restated Change in Control Severance Agreement with Jeffrey Lenzer(5)

10.4	Amended and Restated Directors Deferred Compensation Plan(6)

10.5	Tax Allocation Agreement(7)

10.6	Expense Allocation Agreement(8)

10.7	2005 Stock Based Incentive Plan(9)

10.8	Supplemental Insurance Plan(10)

10.9	Cash Bonus Plan(11)

13	Annual Report to Shareholders

14	Code of Ethics(12)

21	Subsidiaries of the Registrant(13)

23.1	Consent of Clark, Schaefer, Hackett & Co.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 12, 2011.

(2)	Incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 12, 2011.

(3)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(4)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(5)	Incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(6)	Incorporated by reference to Exhibit 10.5 on Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(7)	Incorporated by reference to Exhibit 10.5 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(8)	Incorporated by reference to Exhibit 10.6 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

(9)	Incorporated by reference to Exhibit A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on March 25, 2005.

(10)	Incorporated by reference to Exhibit 99 of the Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

(11)	Incorporated by reference to Exhibit 10.7 of the registration Statement on Form S-1 filed on September 12, 2011.

(12)	Incorporated by reference to Exhibit 14 of the Form 10-K filed with the Securities and Exchange Commission on March 25, 2004.

(13)	Incorporated by reference to Exhibit 21 of the Form 10-K filed with the Securities and Exchange Commission on March 30, 2007.

(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEVIOT FINANCIAL CORP.

Date:	March 12, 2013	By:	/s/ Thomas J. Linneman
Thomas J. Linneman,
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas J. Linneman	By:	/s/ Scott T. Smith
	Thomas J. Linneman, President		Scott T. Smith, Chief Financial Officer
	and Chief Executive Officer		(principal financial officer and principal

Date:	March 12, 2013	Date:	March 12, 2013

By:	/s/ Edward L. Kleemeier	By:	/s/ John T. Smith
	Edward L. Kleemeier, Director		John T. Smith, Director

Date:	March 12, 2013	Date:	March 12, 2013

By:	/s/ Robert L. Thomas	By:	/s/ James E. Williamson
	Robert L. Thomas, Director		James E. Williamson, Director

Date:	March 12, 2013	Date:	March 12, 2013

By:	/s/ Steven R. Hausfeld
Steven R. Hausfeld, Director

Date:	March 12, 2013