Form 10-Q
period 2013-03-31
Cheviot Financial Corp.
filed 2013-05-10
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50529

CHEVIOT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	90-0789920
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Yes ☐                      No  ☒

As of May 10, 2013, the latest practicable date, 7,237,526 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                      No  ☐

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS
Cash and due from banks	$11,559	$10,251
Federal funds sold	25,182	12,555
Interest-earning deposits in other financial institutions	11,847	2,308
Cash and cash equivalents	48,588	25,114

Investment securities available for sale – at fair value	167,583	195,963
Mortgage-backed securities available for sale - at fair value	5,576	6,029
Mortgage-backed securities held to maturity - at cost, approximate market value of $3,634 and $3,772 at March 31, 2013 and December 31, 2012, respectively	3,479	3,581
Loans receivable - net	332,513	337,110
Loans held for sale - at lower of cost or market	934	3,304
Real estate acquired through foreclosure - net	4,596	3,980
Office premises and equipment - at depreciated cost	12,895	12,481
Federal Home Loan Bank stock - at cost	8,651	8,651
Accrued interest receivable on loans	1,266	1,303
Accrued interest receivable on mortgage-backed securities	19	20
Accrued interest receivable on investments and interest-earning deposits	557	941
Goodwill	10,309	10,309
Core deposit intangible	681	746
Prepaid expenses and other assets	4,811	4,596
Bank-owned life insurance	15,369	15,249
Prepaid federal income taxes	1,192	1,192
Deferred federal income taxes	1,231	1,413

Total assets	$620,250	$631,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$486,207	$490,646
Advances from the Federal Home Loan Bank	22,331	24,314
Advances by borrowers for taxes and insurance	1,480	2,331
Accrued interest payable	94	90
Accounts payable and other liabilities	4,952	6,701
Total liabilities	515,064	524,082

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
Common stock - authorized 30,000,000 shares, $.01 par value; 7,363,326 and 7,596,557 shares issued at March 31, 2013 and December 31, 2012	76	76
Additional paid-in capital	63,227	65,772
Shares acquired by stock benefit plans	(1,992)	(1,992)
Retained earnings - restricted	43,572	43,444
Accumulated comprehensive gain, unrealized gains on securities available for sale, net of related tax expense	303	600
Total shareholders’ equity	105,186	107,900

Total liabilities and shareholders’ equity	$620,250	$631,982

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

For the three months ended March 31, 2013 and 2012
(In thousands, except per share data)

	2013	2012
Interest income
Loans	$4,074	$4,832
Mortgage-backed securities	41	60
Investment securities	869	569
Interest-earning deposits and other	97	96
Total interest income	5,081	5,557

Interest expense
Deposits	967	1,272
Borrowings	193	252
Total interest expense	1,160	1,524

Net interest income	3,921	4,033

Provision for losses on loans	55	150

Net interest income after provision for losses on loans	3,866	3,883

Other income
Rental	41	37
Gain (loss) on sale of real estate acquired through foreclosure	(3)	29
Gain on sale of loans	238	377
Earnings on bank-owned life insurance	120	80
Service fee income	360	399
Other operating	191	54
Total other income	947	976

General, administrative and other expense
Employee compensation and benefits	1,683	1,658
Occupancy and equipment	404	426
Property, payroll and other taxes	368	295
Data processing	148	156
Legal and professional	215	169
Advertising	75	75
FDIC expense	108	114
ATM processing expense	89	89
Real estate owned impairment	101	52
Core deposit intangible amortization	65	88
Other operating	431	464
Total general, administrative and other expense	3,687	3,586

Earnings before federal income taxes	1,126	1,273

Federal income taxes
Current	-	241
Deferred	335	149
Total federal income taxes	335	390

NET EARNINGS	$791	$883

EARNINGS PER SHARE
Basic	$.11	$.12
Diluted	$.11	$.12

Dividends declared per share	$.09	$.08

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For the three months ended March 31, 2013 and 2012
 (In thousands)

	2013	2012

Net earnings for the period	$791	$883

Other comprehensive loss, net of related tax benefits:
Unrealized holding losses on securities during the period, net of tax benefits of $153 and $297 for the periods ended March 31, 2013 and 2012, respectively	(297)	(576)

Comprehensive income	$494	$307

Accumulated comprehensive gain (loss)	$303	$(298)

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31, 2013 and 2012
 (In thousands)

	2013	2012
Cash flows from operating activities:
Net earnings for the period	$791	$883
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(7)	(21)
Depreciation	185	186
Charitable donation of real estate owned property	32	-
Amortization of deferred loan origination costs - net	(3)	1
Proceeds from sale of loans in the secondary market	16,590	17,158
Loans originated for sale in the secondary market	(13,877)	(18,382)
Gain on sale of loans	(238)	(377)
Amortization of expense related to stock benefit plans	(1)	(16)
Provision for losses on loans	55	150
Amortization of fair value adjustments	(277)	(208)
(Gain) loss on real estate acquired through foreclosure	3	(29)
Impairment on real estate acquired through foreclosure	101	52
Net increase in cash surrender value of bank-owned life insurance	(120)	(80)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable on loans	37	108
Accrued interest receivable on mortgage-backed securities	1	1
Accrued interest receivable on investments and interest-earning deposits	384	24
Prepaid expenses and other assets	(215)	853
Accrued interest payable	4	(6)
Accounts payable and other liabilities	(1,774)	(786)
Federal income taxes
Current	-	181
Deferred	335	149
Net cash flows provided by (used in) operating activities	2,006	(159)

Cash flows provided by (used in) investing activities:
Principal repayments on loans	18,406	22,678
Loan disbursements	(14,942)	(9,192)
Purchase of investment securities – available for sale	(31,273)	(77,155)
Proceeds from maturity of investment securities – available for sale	61,175	39,350
Purchase of corporate securities	(1,920)	-
Principal repayments on mortgage-backed securities – available for sale	408	336
Principal repayments on mortgage-backed securities – held to maturity	102	136
Proceeds from the sale of real estate acquired through foreclosure	413	1,106
Purchase of office premises and equipment	(599)	(333)
Net cash flows provided by (used in) investing activities	31,770	(23,074)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	(4,283)	7,440
Repayments on Federal Home Loan Bank advances	(1,961)	(2,804)
Advances by borrowers for taxes and insurance	(851)	(810)
Stock option expense, net	5	5
Proceeds from stock conversion	-	22,151
Shares acquired by stock benefit plans	-	(1,496)
Common stock repurchased	(2,549)	-
Dividends paid on common stock	(663)	(607)
Net cash flows provided by (used in) financing activities	(10,302)	23,879

Net increase in cash and cash equivalents	23,474	646

Cash and cash equivalents at beginning of period	25,114	45,140

Cash and cash equivalents at end of period	$48,588	$45,786

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the three months ended March 31, 2013 and 2012
 (In thousands)

	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$-	$52

Interest on deposits and borrowings	$1,156	$1,530

Supplemental disclosure of non-cash investing activities:
Transfer from loans to real estate acquired through foreclosure	$1,165	$1,261

Recognition of mortgage servicing rights	$126	$127

Deferred gain on real estate acquired through foreclosure	$-	$13

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2013 and 2012

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2012.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.       Principles of Consolidation

The accompanying consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank.  All significant intercompany items have been eliminated.

3.       Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  In addition, we may borrow from the Federal Home Loan Bank of Cincinnati.  At March 31, 2013 and December 31, 2012, we had $22.3 million and $24.3 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $132.6 million and $136.6 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

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

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities.  For the three months ended March 31, 2013, loan originations totaled $28.8 million, compared to $27.6 million for the three months ended March 31, 2012.

Total deposits decreased $4.4 million during the three months ended March 31, 2013, while total deposits increased $7.4 million during the three months ended March 31, 2012, respectively.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contracts as of March 31, 2013.

		Payments due by period
	Less	More than	More than	More
	than	1-3	4-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$-	$4,511	$14,181	$3,639	$22,331
Certificates of deposit	122,119	88,270	41,764	6	252,159
Lease obligations	182	358	114	248	902

Amount of loan commitments and expiration
per period:
Commitments to originate one- to four-family loans	4,842	-	-	-	4,842
Home equity lines of credit	27,569	-	-	-	27,569
Commercial lines of credit	1,433	-	-	-	1,433
Undisbursed loans in process	1,398	-	-	-	1,398

Total contractual obligations	$157,543	$93,139	$56,059	$3,893	$310,634

We are committed to maintaining a strong liquidity position and we monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2013 and 2012, we exceeded all of the applicable regulatory capital requirements.  Our core (Tier 1) capital was $77.4 million and $76.3 million, or 12.8% and 12.1% of total assets at March 31, 2013 and 2012, respectively.  In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $37.1 million, or 6.0% of assets as of March 31, 2013.  To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%.  At March 31, 2013 and 2012, we had a total risk-based capital ratio of 25.3% and 24.7%, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

4.       Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated.  Weighted-average common shares deemed outstanding gives effect to 208,251 and 248,206 unallocated shares held by the ESOP for the three months ended March 31, 2013 and 2012, respectively.

	For the three months ended
	March 31,
	2013	2012

Weighted-average common shares outstanding (basic)	7,300,012	7,618,322

Dilutive effect of assumed exercise of stock options	6,688	7,391

Weighted-average common shares outstanding (diluted)	7,306,700	7,625,713

5.       Stock Option Plan

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 416,517 stock options.  During 2012, 2011 and 2010 approximately 5,600, 3,771 and 7,593 stock options were granted subject to a five year vesting period.  The shares in the plan and the shares granted have been adjusted to reflect the exchange ratio of 0.857.

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

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three months ended March 31, 2013, the Corporation recorded $6,000 in after-tax compensation cost for equity-based awards that vested during the three months ended March 31, 2013.  The Corporation has $45,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2013, which is expected to be recognized over a weighted-average vesting period of approximately 2.0 months.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

5.       Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of March 31, 2013, and changes during the period then ended is presented below:

	Three months ended		Year ended
	March 31, 2013		December 31, 2012
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	370,339	$12.80	425,600	$11.10
Stock conversion	-		(60,861)	1.76
Granted	-	-	5,600	8.30
Exercised	-	-	-	-
Forfeited	(400)	8.30	-	-

Outstanding at end of period	369,939	$12.80	370,339	$12.80

Options exercisable at period-end	353,022	$12.96	353,022	$12.96

Options expected to be exercisable at year-end

Fair value of options granted		NA		$1.28

The following information applies to options outstanding at March 31, 2013:

Number outstanding	369,939
Exercise price	$8.30 - $15.90
Weighted-average exercise price	$12.96
Weighted-average remaining contractual life	2.6 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior.  The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.  Volatility is based upon the historical volatility of the Corporation’s stock.

The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2012:  dividend yield of 3.86%, expected volatility of 24.1%, risk-free interest rate of 1.64% and an expected life of 10 years for each grant.

On April 23, 2013, shareholders approved the 2013 Equity Incentive Plan.

The effects of expensing stock options are reported in “cash provided by financing activities” in the Consolidated Statements of Cash Flows.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

6.       Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2013 and December 31, 2012 are shown below.

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$162,366	$165	$502	$162,029
Municipal obligations	3,036	192	28	3,200
Corporate securities	1,920	434	-	2,354

	$167,322	$791	$530	$167,583

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$192,247	$550	$92	$192,705
Municipal obligations	3,037	222	1	3,258

	$195,284	$772	$93	$195,963

The amortized cost of investment securities at March 31, 2013, by contractual term to maturity, are shown below.

March 31,
2013
(In thousands)

Less than one year	$91,864
One to five years	19,241
Five to ten years	31,003
More than ten years	23,294
165,402
Corporate securities	1,920
$167,322

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at March 31, 2013 and December 31, 2012 are shown below.

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$847	$31	$6	$872
Federal National Mortgage Association adjustable-rate participation certificates	1,572	45	2	1,615
Government National Mortgage Association adjustable-rate participation certificates	2,958	131	-	3,089

	$5,377	$207	$8	$5,576

Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$300	$10	$-	$310
Federal National Mortgage Association adjustable-rate participation certificates	275	8	-	283
Government National Mortgage Association adjustable-rate participation certificates	2,904	137	-	3,041

	$3,479	$155	$-	$3,634

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$925	$129	$1	$1,053
Federal National Mortgage Association adjustable-rate participation certificates	1,738	46	1	1,783
Government National Mortgage Association adjustable-rate participation certificates	3,136	57	-	3,193

	$5,799	$232	$2	$6,029

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

6.       Investment and Mortgage-backed Securities (continued)

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$318	$7	$1	$324
Federal National Mortgage Association adjustable-rate participation certificates	296	9	-	305
Government National Mortgage Association adjustable-rate participation certificates	2,967	176	-	3,143

	$3,581	$192	$1	$3,772

The amortized cost of mortgage-backed securities, including those designated as available for sale, at March 31, 2013, by contractual terms to maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

March 31,
2013
(In thousands)

Due in one year or less	$461
Due in one year through five years	1,942
Due in five years through ten years	2,663
Due in more than ten years	3,790

$8,856

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2013:

	Less than 12 months			12 months or longer				Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
(Dollars in thousands)
U.S. Government
agency securities	14	$71,511	$502	-	$-	$-	14	$71,511	$502
Municipal obligations	-	-	-	1	687	28	1	687	28
Corporate stocks	-	-	-	-	-	-	-	-	-
Mortgage-backed
securities	2	337	6	7	115	2	9	452	8

Total temporarily
impaired securities	16	$71,848	$508	8	$802	$30	24	$72,650	$538

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

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

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans, fair value adjustments arising from the First Franklin acquisition.  The Corporation has approximately $3.6 million of net operating losses to carryforward for the next 20 years.  These losses are subject to the Internal Revenue Code section 382 limitations which allow approximately $1.1 million of the losses on an annual basis to offset current year taxable income.

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

The Corporation is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for the years before 2010.

The Corporation will recognize, if applicable, interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

7.       Income Taxes (continued)

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the periods ended March 31, 2013 and 2012:

	2013	2012
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$383	$432
Increase (decrease) in taxes resulting primarily from:
Stock compensation	1	(7)
Nontaxable interest income	(10)	(11)
Cash surrender value of life insurance	(41)	(27)
Other	2	3

Federal income taxes per financial statements	$335	$390

Effective tax rate	29.8%	30.6%

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

Securities available for sale:  Fair values of available for sale securities are based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, using observable inputs from third party data service providers.  Available for sale securities includes U.S. agency securities, municipal bonds and mortgage-backed agency securities.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

8.       Disclosures About Fair Value of Assets and Liabilities (continued)

Fair Value Measurements at March 31, 2013 and December 31, 2012

	Quoted prices
	in active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Securities available for sale at March 31, 2013:
U.S. Government agency securities	-	$162,029	-
Municipal obligations	-	$3,200	-
Corporate securities	-	$2,354	-
Mortgage-backed securities	-	$5,576	-

Securities available for sale at December 31, 2012:
U.S. Government agency securities	-	$192,705	-
Municipal obligations	-	$3,258	-
Mortgage-backed securities	-	$6,029	-

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  In addition, on the acquisition date the Corporation independently fair valued $25.0 million of First Franklin’s impaired loans, as well as $173.2 million of performing loans.  First Franklin’s impaired loans subject to fair value write-downs are not included in Cheviot Financial’s non-performing loan totals.  Such loans are considered performing under Topic ASC 310-30, even though the loans are contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and the resulting loss provisions or future period yield adjustments. The fair values were obtained using independent appraisals, which the Corporation considers to be Level 2 inputs.  The aggregate carrying amount of the Corporation’s impaired originated loans was approximately $4.9 million and $5.7 million at March 31, 2013 and December 31, 2012, respectively.

The Corporation has real estate acquired through foreclosure totaling $4.6 million and $4.0 million at March 31, 2013 and December 31, 2012, respectively.  Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs.  At March 31, 2013 all real estate acquired through foreclosure was carried at fair value.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

9.       Effects of Recent Accounting Pronouncements

We adopted the following accounting guidance in 2013, none of which had a material effect, if any, on our consolidated financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles - goodwill and other (Topic 350).  The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  Effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. Because the amendments in this ASU reflect only guidance modifications that the SEC had previously issued, the amendments have no incremental impact on the reporting entity.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements: The amendments in this update clarify the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance for both public and nonpublic entities. For public entities, amendments subject to transition guidance are effective for fiscal periods beginning after December 15, 2012.

In February 2013, the FASB issues ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts.  For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  Early adoption is permitted.  We do not anticipate any material impact from this Update.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

10.     Fair Value of Financial Instruments

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. These fair value estimates are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price for which an asset could be sold or liability could be settled. However, given there is no active market or observable market transactions identical to many of the Corporation’s financial instruments, estimates of many of these fair values are based upon observable inputs which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at March 31, 2013:

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

For the three months ended March 31, 2013 and 2012

10.     Fair Value of Financial Instruments (continued)

Deposits:  The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at March 31, 2013.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank:  The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit:  For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  At March 31, 2013, the fair value of the derivative loan commitments was not material.

The estimated fair values of the Corporation’s financial instruments at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
Financial assets
Cash and cash equivalents	$48,588	$48,588	$25,114	$25,114
Investment securities	167,583	167,583	195,963	195,963
Mortgage-backed securities	9,055	9,210	9,610	9,801
Loans receivable - net	333,447	372,318	340,414	381,018
Accrued interest receivable	1,842	1,842	2,264	2,264
Federal Home Loan Bank stock	8,651	8,651	8,651	8,651

	$569,166	$608,192	$582,016	$622,811

Financial liabilities
Deposits	$486,207	$485,524	$490,646	$490,017
Advances from the Federal Home Loan Bank	22,331	23,283	24,314	24,920
Accrued interest payable	94	94	90	90
Advances by borrowers for taxes and insurance	1,480	1,480	2,331	2,331

	$510,112	$510,381	$517,381	$517,358

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

11.     Intangible Assets

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings in March 2011 totaling $11.6 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Corporation did not recognize any impairment during the quarter ended March 31, 2013.  The carrying amount of the goodwill at March 31, 2013 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the quarter ended March 31, 2013, no such adjustments were recorded.  The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at March 31, 2013 was $681,000 with $617,000 in accumulated amortization as of that date.

As of March 31, 2013, the current year and estimated future amortization expense for the core deposit intangible was:

	2013	$141
	2014	149
	2015	116
	2016	110
	2017	110
	2018	55
Total		$681

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

12.       Financing Receivables

The recorded investment in loans was as follows as of March 31, 2013:

	One-to four
	Family	Multi-family
	Residential	Residential	Construction		Commercial	Consumer	Total
			(In thousands)
Purchased loans	$94,805	$10,300	$-		$30,019	$2,109	$137,233
Credit quality discount	(1,630)	(159)	-		(1,780)	(1,079)	(4,648)
Purchased loans book value	93,175	10,141	-		28,239	1,030	132,585
Originated loans (1)	150,505	13,414	3,104	(2)	35,530	980	203,533
Ending balance	$243,680	$23,555	$3,104		$63,769	$2,010	$336,118

(1)	Includes loans held for sale
(2)	Before consideration of undisbursed Loans-in-process

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of March 31, 2013.

		Credit
	Non-impaired	Impaired
	Purchased Loans	Purchased Loans
	(In thousands)	(In thousands)

One-to-four family residential	$89,311	$3,864
Multi-family residential	9,081	1,060
Construction	-	-
Commercial	20,541	7,698
Consumer	950	80

Total	$119,883	$12,702

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

12.     Financing receivables (continued)

The following summarizes activity in the allowance for credit losses:

	March 31, 2013
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$1,823	$172	$1	$153	$11	$2,160
Provision	62	2	1	(10)	-	55
Charge-offs	(619)	-	-	-	(3)	(622)
Recoveries	15	-	-	-	-	15

Ending balance	$1,281	$174	$2	$143	$8	$1,608

Originated loans:
Individually evaluated for impairment	$219	$-	$-	$-	$-	$219

Purchased loans:
Individually evaluated for impairment	$66	$-	$-	$-	$-	$66

Originated loans:
Collectively evaluated for impairment	$644	$174	$2	$143	$8	$971

Purchased loans:
Loans acquired with deteriorated credit quality	$352	$-	$-	$-	$-	$352

Loans receivable:

Ending balance	$243,680	$23,555	$3,104	$63,769	$2,010	$336,118

Ending balance:
Individually evaluated for impairment (1)	$123,765	$9,176	$-	$21,482	$950	$155,373

Ending balance:
Collectively evaluated for impairment	$116,051	$13,319	$3,104	$34,589	$980	$168,043

Ending balance:
Loans acquired with deteriorated credit quality	$3,864	$1,060	$-	$7,698	$80	$12,702

(1)  Includes loans acquired from First Franklin with outstanding balances of $119,883 at March 31, 2013.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

12.     Financing receivables (continued)

	December 31, 2012
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$978	$162	$13	$285	$9	$1,447
Provision	1,382	10	(12)	(101)	1	1,280
Charge-offs	(537)	-	-	(31)	-	(568)
Recoveries	-	-	-	-	1	1

Ending balance	$1,823	$172	$1	$153	$11	$2,160

Originated loans:
individually evaluated for impairment	$632	$-	$-	$-	$-	$632

Purchased loans:
individually evaluated for impairment	$152	$-	$-	$-	$-	$152

Originated loans:
collectively evaluated for impairment	$673	$172	$1	$153	$11	$1,010

Purchased loans:
loans acquired with deteriorated credit quality	$366	$-	$-	$-	$-	$366

Loans receivable:

Ending balance	$249,202	$23,866	$1,243	$67,166	$1,691	$343,168

Ending balance:
individually evaluated for impairment (1)	$96,060	$9,225	$-	$24,967	$894	$131,146

Ending balance:
Collectively evaluated for impairment	$149,159	$13,579	$1,243	$33,678	$716	$198,375

Ending balance:
loans acquired with deteriorated credit quality	$3,983	$1,062	$-	$8,521	$81	$13,647

(1) Includes loans acquired from First Franklin with outstanding balances of $125,430 at December 31, 2012.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

12.     Financing receivables (continued)

The Corporation assigns credit risk grades to evaluated loans using grading standards employed by regulatory agencies.  Loans judged to carry lower-risk attributes are assigned a “pass” grade, indicating a minimal likelihood of loss.  Loans judged to carry a higher-risk attributes are referred to as “classified loans” and are further disaggregated, with increasing expectations for loss recognition, as “special mention”, “substandard”, “doubtful”, and “loss”.  The Loan Classification of Assets committee assigns the credit risk grades to loans and reports to the board on a monthly basis the “classified asset” report.

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at March 31, 2013
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Grade:
Pass	$146,311	$13,319	$3,104	$33,677	$980	$197,391
Special mention	-	-	-	-	-	-
Substandard	4,194	95	-	1,853	-	6,142
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$150,505	$13,414	$3,104	$35,530	$980	$203,533

	Originated Loans at December 31, 2012
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Grade:
Pass	$148,771	$13,579	$1,243	$32,699	$716	$197,008
Special mention	-	-	-	-	-	-
Substandard	5,390	94	-	1,599	-	7,083
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$154,161	$13,673	$1,243	$34,298	$716	$204,091

	Purchased Loans at March 31, 2013
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Grade:
Pass	$89,420	$10,083	$-	$26,556	$925	$126,984
Special mention	-	-	-	-	-	-
Substandard	3,755	58	-	1,683	105	5,601
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$93,175	$10,141	$-	$28,239	$1,030	$132,585

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

12. Financing receivables (continued)

	Purchased Loans at December 31, 2012
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
			(In thousands)

Grade:
Pass	$91,091	$10,193	$-	$30,551	$855	$132,690
Special mention	108	-	-	-	-	108
Substandard	3,842	-	-	2,317	120	6,279
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$95,041	$10,193	$-	$32,868	$975	$139,077

The following tables summarizes loans by delinquency, nonaccrual status and impaired loans:

	Age Analysis of Past Due Originated Loans Receivable As of March 31, 2013
	>30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current & Accruing	Nonaccrual	Total Loans	Recorded Investment 90 Days and Accruing
				(In thousands)

Real Estate:
1-4 family
Residential	$347	$3,806	$4,153	$146,699	$3,806	$150,505	$-
Multi-family
Residential	-	95	95	13,319	95	13,414	-
Construction	-	-	-	3,104	-	3,104	-
Commercial	-	941	941	34,589	941	35,530	-
Consumer	-	-	-	980	-	980	-

Total	$347	$4,842	$5,189	$198,691	$4,842	$203,533	$-

	Age Analysis of Past Due Originated Loans Receivable As of December 31, 2012
	>30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current & Accruing	Nonaccrual	Total Loan Receivables	Recorded Investment 90 Days and Accruing
				(In thousands)

Real Estate:
1-4 family
Residential	$1,116	$5,002	$6,118	$149,159	$5,002	$154,161	$-
Multi-family	-	94	94	13,579	94	13,673	-
Construction	-	-	-	1,243	-	1,243	-
Commercial	547	620	1,167	33,678	620	34,298	-
Consumer	-	-	-	716	-	716	-

Total	$1,663	$5,716	$7,379	$198,375	$5,716	$204,091	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

12. Financing receivables (continued)

	Age Analysis of Past Due Purchased Loans Receivable As of March 31, 2013
	>30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current & Accruing	Nonaccrual	Total Loans	Recorded Investment 90 Days and Accruing
				(In thousands)

Real Estate:
1-4 family
Residential	$1,008	$3,163	$4,171	$90,012	$3,163	$93,175	$-
Multi-family
Residential	-	58	58	10,083	58	10,141	-
Construction	-	-	-	-	-	-	-
Commercial		1,683	1,683	26,556	1,683	28,239	-
Consumer	-	19	19	1,011	19	1,030	-

Total	$1,008	$4,923	$5,931	$127,662	$4,923	$132,585	$-

	Age Analysis of Past Due Purchased Loans Receivable As of December 31, 2012
	>30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current & Accruing	Nonaccrual	Total Loan Receivables	Recorded Investment 90 Days and Accruing
				(In thousands)

Real Estate:
1-4 family
Residential	$2,890	$3,446	$6,336	$91,595	$3,446	$95,041	$-
Multi-family	-	-	-	10,193	-	10,193	-
Construction	-	-	-	-	-	-	-
Commercial	693	1,519	2,212	31,349	1,519	32,868	-
Consumer	-	7	7	968	7	975	-

Total	$3,583	$4,972	$8,555	$134,105	$4,972	$139,077	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

12. Financing receivables (continued)

	Impaired Loans As of March 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
			(In thousands)
Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate:
1-4 family
Residential	$3,812	$3,812	$-	$3,872	$55
Multi-family	1,060	1,060	-	1,061	6
Construction	-	-	-	-	-
Commercial	7,698	7,698	-	8,110	171
Consumer	80	80	-	80	4
Total	$12,650	$12,650	$-	$13,123	$236
Purchased loans with a credit quality discount and an allowance recorded:
Real Estate:
1-4 family
Residential	$13	$52	$39	$13	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$13	$52	$39	$13	$-
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family	$1,728	$1,728	$-	$1,726	$19
Residential
Multi-family
Residential	58	58	-	29	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	25	25	-	32	-
Total	$1,811	$1,811	$-	$1,787	$19
Purchased loans with an allowance recorded:
Real Estate:
1-4 family	$45	$72	$27	$97	$-
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$45	$72	$27	$97	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

12. Financing receivables (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Originated loans with no related allowance recorded
Real Estate:
1-4 family	$3,295	$3,295	$-	$3,391	$2
Residential
Multi-family
Residential	95	95	-	95	-
Construction	-	-	-	-	-
Commercial	941	941	-	668	7
Consumer	-	-	-	-	-
Total	$4,331	$4,331	$-	$4,154	$9

Originated loans with an allowance recorded:
Real Estate:
1-4 family	$367	$586	$219	$657	$2
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-			80
Consumer	-	-	-	-	-
Total	$367	$586	$219	$737	$2
Total:
Real Estate:
1-4 family	$9,260	$9,545	$285	$9,756	$78
Residential
Multi-family
Residential	1,213	1,213	-	1,185	6
Construction	-	-	-	-	-
Commercial	8,639	8,639	-	8,858	178
Consumer	105	105	-	112	4

Total	$19,217	$19,502	$285	$19,911	$266

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

12. Financing receivables (continued)

	Impaired Loans As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate:
1-4 family
Residential	$3,931	$3,931	$-	$4,752	$232
Multi-family	1,062	1,062	-	1,065	53
Construction	-	-	-	-	-
Commercial	8,521	8,521	-	8,861	545
Consumer	81	81	-	89	16
Total	$13,595	$13,595	$-	$14,767	$846
Purchased loans with a credit quality discount and an allowance recorded:
Real Estate:
1-4 family
Residential	$13	$52	$39	$7	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$13	$52	$39	$7	$-
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family	$1,724	$1,724	$-	$2,055	$60
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	116	-
Consumer	39	39	-	30	1
Total	$1,763	$1,763	$-	$2,201	$61
Purchased loans with an allowance recorded:
Real Estate:
1-4 family	$148	$261	$113	$74	$5
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$148	$261	$113	$74	$5

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

12. Financing receivables (continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Originated loans with no related allowance recorded
Real Estate:
1-4 family
Residential	$3,487	$3,487	$-	$4,259	$43
Multi-family	94	94	-	95	1
Construction	-	-	-	-	-
Commercial	396	396	-	291	2
Consumer	-	-	-	-	-
Total	$3,977	$3,977	$-	$4,645	$46
Originated loans with an allowance recorded:
Real Estate:
1-4 family
Residential	$946	$1,515	$569	$613	$6
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	161	224	63	157	-
Consumer	-	-	-	-	-
Total	$1,107	$1,739	$632	$770	$6
Total:
Real Estate:
1-4 family
Residential	$10,249	$10,970	$721	$11,760	$346
Multi-family	1,156	1,156	-	1,160	54
Construction	-	-	-	-	-
Commercial	9,078	9,141	63	9,425	547
Consumer	120	120	-	119	17
Total	$20,603	$21,387	$784	$22,464	$964

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

12. Financing receivables (continued)

Modifications
As of March 31, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	3	$197	$197
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

Modifications
For the three months ended March 31, 2013

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:
1-4 Family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2013 and 2012

12. Financing receivables (continued)

Modifications
As of December 31, 2012

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	16	$1,508	$1,508
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	1	754	754
Consumer	-	-	-

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:
1-4 Family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

The modifications related to interest only payments ranging from a three to six month period.  Due to the short term cash flow deficiency, no related allowance was recorded as a result of the restructurings.  The collateral value was updated with recent appraisals which gave no indication of impairment

13. Completion of Plan of Conversion

On January 18, 2012, Cheviot Financial Corp., a Maryland corporation (the “Corporation”), completed its second-step conversion and related public stock offering.  Cheviot Savings Bank is now 100% owned by the Corporation and the Corporation is 100% owned by public stockholders. The Corporation sold a total of 4,675,000 shares of common stock in a subscription, community and syndicated community offerings, including 187,000 shares to the Corporation’s employee stock ownership plan.  All shares were sold at a purchase price of $8.00 per share.

14. Subsequent Events

On April 23, 2013, shareholders approved the 2013 Equity Incentive Plan.

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

Recent Developments

On April 23, 2013, shareholders approved the 2013 Equity Incentive Plan.

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

Discussion of Financial Condition Changes at March 31, 2013 and December 31, 2012

Total assets decreased $11.7 million, or 1.9%, to $620.3 million at March 31, 2013, from $632.0 million at December 31, 2012.  The decrease in total assets primarily reflects a decrease in investment securities as $61.2 million in investment securities matured during the three months ended March 31, 2013 and a decrease in loans receivable as a result of selling $16.6 million of loans in the secondary market.

Cash, federal funds and interest-earning deposits increased $23.5 million, or 93.5% to $48.6 million at March 31, 2013.  The increase in cash and cash equivalents at March 31, 2013 was due to a $12.6 million increase in federal funds sold, an increase of $9.5 million increase in interest-earning deposits and an increase of $1.3 million in cash and due from banks.  Investment securities decreased $28.4 million, or 14.5%, to $167.6 million at March 31, 2013. The decrease in investment securities is primarily the result of $61.2 million of investment securities maturing, which was partially offset by investing approximately $31.3 million in U.S. Government agencies and $1.9 million in corporate securities during the three months ended March 31, 2013.  At March 31, 2013, all investment securities were classified as available for sale. During this period of prolonged low interest rates the Bank is investing in shorter-term and more liquid investments in order to position the Bank to be prepared for investment opportunities when interest rates begin to in increase.

Mortgage-backed securities decreased $555,000, or 5.8%, to $9.1 million at March 31, 2013, from $9.6 million at December 31, 2012.  The decrease in mortgage-backed securities was due primarily to $510,000 in principal repayments.  At March 31, 2013, $5.6 million of mortgage-backed securities were classified as available for sale, while $3.5 million were classified as held to maturity.  As of March 31, 2013, none of the mortgage-backed securities were considered other than temporarily impaired.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at March 31, 2013 and December 31, 2012 (continued)

Loans receivable, including loans held for sale, decreased $7.0 million, or 2.0%, to $333.4 million at March 31, 2013, from $340.4 million at December 31, 2012.  The change in net loans receivable reflects loan sales totaling $16.6 million and loan principal repayments of $18.4 million, which were partially offset by loan originations of $28.8 million. The change in the composition of the Corporation’s assets reflects management’s decision to service our customer base by originating loans for sale and recording gains, while simultaneously managing interest rate risk.

The allowance for loan losses totaled $1.6 million and $2.2 million at March 31, 2013 and December 31, 2012, respectively.  In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio.  First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually.  Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.  Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio.  The $55,000 provision for losses on loans during the quarter ended March 31, 2013 reflected these factors, as well as, replenishing the allowance for charge-offs and the need to provide approximately $577,000 in specific reserves for five residential properties with principal balances totaling $1.6 million that were transferred to real estate owned during the quarter.  The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2013.

Originated non-performing and impaired loans totaled $4.9 million and $5.7 million at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, originated non-performing and impaired loans were comprised of forty-two loans secured by one- to four-family residential real estate totaling $3.9 million, one multi-family loan totaling $95,000 and four commercial and non-residential loans totaling $941,000. At March 31, 2013 and December 31, 2012 real estate acquired through foreclosure was $4.6 million and $3.9 million, respectively.  The allowance for loan losses represented 24.6% and 25.2% of Cheviot Financial’s originated non-performing and impaired loans at March 31, 2013 and December 31, 2012, respectively.  Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits totaled $486.2 million at March 31, 2013, a decrease of $4.4 million, or 0.9% from $490.6 million at December 31, 2012.  Advances from the Federal Home Loan Bank of Cincinnati decreased by $2.0 million, or 8.2%, to $22.3 million at March 31, 2013, from $24.3 million at December 31, 2012.  The decrease is a result of approximately $2.0 million in repayments during the three months ended March 31, 2013.

Shareholders’ equity decreased $2.7 million, or 2.5%, from December 31, 2012.  The decrease primarily resulted from purchasing 233,231 shares through the stock buyback program for a total cost of $2.5 million, dividend payments on common stock of $663,000 and a decrease in the unrealized gain on securities designated as available for sale of $297,000. These decreases were partially offset by net income of $791,000.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at March 31, 2013 and December 31, 2012 (continued)

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that summarize all deposit activity and loan commitments. A significant portion of our deposit base is comprised of time deposits.  At March 31, 2013, $122.1 million of time deposits are due to mature within one year.  The daily deposit activity report allows us to price our time deposits competitively.  Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained. At March 31, 2013, we had loan commitments of $4.8 million. Our loan commitments are funded or expire within 45 days from the date of the commitment.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $2.0 million during the three months ended March 31, 2013.  At March 31, 2013, we had the ability to increase such borrowings by approximately $132.6 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.  The Corporation’s other borrowings were primarily limited to $902,000 of lease obligations.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2013 and 2012

General

Net earnings for the three months ended March 31, 2013 totaled $791,000, a $92,000 decrease from the $883,000 in net earnings reported for the March 2012 period.  The decrease in net earnings reflects a decrease in net interest income of $112,000 and a decrease in other income of $29,000 and an increase in general, administrative and other expense of $101,000, which were partially offset by and a decrease of $95,000 in the provision for losses on loans and a decrease in the provision for federal income taxes of $55,000.

Net Interest Income

Total interest income decreased $476,000, or 8.6%, to $5.1 million for the three-months ended March 31, 2013, from the comparable quarter in 2012.   Interest income on loans decreased $758,000, or 15.7%, to $4.1 million during the 2013 period from $4.8 million for the 2012 period.  This decrease was due primarily to a $41.5 million decrease in the average balance of loans outstanding and by a 27 basis point decrease in the average yield to 4.84% from 5.11% in the 2012 quarter.

Interest income on mortgage-backed securities decreased $19,000, or 31.7%, to $41,000 for the three months ended March 31, 2013, from $60,000 for the 2012 quarter, due primarily to a 36 basis point decrease in the average yield and a $2.0 million decrease in the average balance of securities outstanding period to period.  Interest income on investment securities increased $300,000, or 52.7%, to $869,000 for the three months ended March 31, 2013, compared to $569,000 for the same quarter in 2012, due primarily to an increase of $63.6 million, or 52.3%, in the average balance of investment securities outstanding and a 1 basis point increase in the average yield to 1.88% in the 2013 quarter. Interest income on other interest-earning deposits increased $1,000, or 1.0%, to $97,000 for the three months ended March 31, 2013, as compared to the same period in 2012.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2013 and 2012 (continued)

Interest expense decreased $364,000, or 23.9%, to $1.2 million for the three months ended March 31, 2013, from $1.5 million for the same period in 2012.  Interest expense on deposits decreased by $305,000, or 24.0%, to $967,000 from $1.3 million, due primarily to a $9.8 million decrease in the average balance outstanding, which was partially offset by 23 basis point decrease in the average costs of deposits to 0.80% during the 2013 period.  Interest expense on borrowings decreased by $59,000, or 23.4%, due primarily to a $6.7 million, or 22.2%, decrease in the average balance outstanding and a 5 basis point decrease in the average cost of borrowings.  As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $112,000, or 2.8%, to $3.9 million for the three months ended March 31, 2013.  The average interest rate spread decreased 11 basis points to 2.86% for the three months ended March 31, 2013 from 2.97% for the three months ended March 31, 2012.  The net interest margin decreased to 2.91% for the three months ended March 31, 2013 from 3.00% for the three months ended March 31, 2012.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $55,000 provision for losses on loans for the three months ended March 31, 2013 and $150,000 for the three months ended March 31, 2012.  Non-performing originated loans were 2.4% and 2.7% of net originated loans at March 31, 2013 and December 31, 2012, respectively.  The 2013 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on our historical loss experience and other external factors.  These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income

Other income decreased $29,000, or 3.0%, to $947,000 for the three months ended March 31, 2013, compared to the same quarter in 2012, due primarily to a decrease in the gain on sale of loans of $139,000 and a decrease in service fee income of $39,000, which was partially offset by an increase in other operating income of $137,000.

General, Administrative and Other Expense

General, administrative and other expense increased $101,000, or 2.8%, to $3.7 million for the three months ended March 31, 2013, from $3.6 million for the comparable quarter in 2012.  The increase is a result of an increase of $73,000 in property, payroll and other taxes and an increase of $49,000 in real estate owned loss expense.  The increase in property, payroll and other taxes is due to an increase in franchise tax expense.  The increase in real estate owned loss expense is a result of the impairment of two properties acquired through foreclosure based on updated appraised values.  It is expected that our compensation expense will increase following shareholder approval of our stock equity benefit plan.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2013 and 2012 (continued)

Federal Income Taxes

The provision for federal income taxes decreased $55,000, or 14.1%, for the three months ended March 31, 2013. Cheviot Financial has approximately $3.6 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. The effective tax rate for the three months ended March 31, 2013 and 2012 was 29.8% and 30.6%, respectively.

Cheviot Financial Corp.

ITEM 3                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation’s market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

Not applicable, as the Corporation is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2013, Cheviot Financial Corp. announced that the Corporation’s Board of Directors authorized on January 15, 2013 the repurchase of up to 759,654 shares, or approximately 10% of the Corporation’s outstanding common stock.  The stock repurchase program became effective January 21, 2013, which was one year after the anniversary of the Corporation’s second-step conversion.  The repurchases may be carried out through open market purchases, block trades, and in negotiated private transactions.  In addition, the Corporation may enter into an agreement to have its shares repurchased pursuant to rule 10b-5-1 of the Securities Exchange Act of 1934.  The common stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Corporation’s financial performance.

As of March 31, 2013, the Corporation had purchased 233,231 shares at an average price of $10.88 pursuant to the program.  As of that date, 526,423 shares remained available for repurchase under the stock repurchase program.

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

Date:	May 10, 2013	By:
Thomas J. Linneman
President and Chief Executive Officer

Date:	May 10, 2013	By:
Scott T. Smith
Chief Financial Officer