Form 10-Q
period 2013-06-30
Cheviot Financial Corp.
filed 2013-08-12
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐                      No  ☒

As of August 12, 2013, the latest practicable date, 6,836,903 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                      No  ☐

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	June 30,	December 31,
ASSETS	2013	2012
	(Unaudited)

Cash and due from banks	$9,472	$10,251
Federal funds sold	15,832	12,555
Interest-earning deposits in other financial institutions	3,352	2,308
Cash and cash equivalents	28,656	25,114

Investment securities available for sale – at fair value	164,450	195,963
Mortgage-backed securities available for sale - at fair value	5,278	6,029
Mortgage-backed securities held to maturity - at cost, approximate market value of $3,503 and $3,772 at June 30, 2013 and December 31, 2012, respectively	3,363	3,581
Loans receivable - net	333,133	337,110
Loans held for sale - at lower of cost or market	850	3,304
Real estate acquired through foreclosure - net	4,915	3,980
Office premises and equipment - at depreciated cost	11,793	12,481
Federal Home Loan Bank stock - at cost	8,651	8,651
Accrued interest receivable on loans	1,238	1,303
Accrued interest receivable on mortgage-backed securities	18	20
Accrued interest receivable on investments and interest-earning deposits	717	941
Goodwill	10,309	10,309
Core deposit intangible	634	746
Prepaid expenses and other assets	3,771	4,596
Bank-owned life insurance	15,491	15,249
Prepaid federal income taxes	1,285	1,192
Deferred federal income taxes	3,742	1,413

Total assets	$598,294	$631,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$477,381	$490,646
Advances from the Federal Home Loan Bank	21,197	24,314
Advances by borrowers for taxes and insurance	952	2,331
Accrued interest payable	88	90
Accounts payable and other liabilities	4,972	6,701
Total liabilities	504,590	524,082

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
Common stock - authorized 30,000,000 shares, $.01 par value;
6,836,903 and 7,596,557 shares issued at June 30, 2013 and December 31, 2012	76	76
Additional paid-in capital	57,226	65,772
Shares acquired by stock benefit plans	(1,955)	(1,992)
Retained earnings - restricted	43,218	43,444
Accumulated comprehensive gain (loss), unrealized gains (losses) on securities available for sale, net of related tax expense (benefit)	(4,861)	600
Total shareholders’ equity	93,704	107,900

Total liabilities and shareholders’ equity	$598,294	$631,982

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012

Interest income
Loans	$8,018	$9,419	$3,944	$4,587
Mortgage-backed securities	82	110	41	50
Investment securities	1,645	1,313	777	744
Interest-earning deposits and other	196	187	98	91
Total interest income	9,941	11,029	4,860	5,472

Interest expense
Deposits	1,887	2,478	920	1,207
Borrowings	377	489	183	236
Total interest expense	2,264	2,967	1,103	1,443

Net interest income	7,677	8,062	3,757	4,029

Provision for losses on loans	340	400	285	250

Net interest income after provision for losses on loans	7,337	7,662	3,472	3,779

Other income
Rental	73	71	31	35
Gain on sale of real estate acquired through foreclosure	69	39	71	10
Loss on sale of office premises and equipment	(255)	-	(255)	-
Gain on sale of loans	425	552	187	175
Earnings on bank-owned life insurance	241	156	122	76
Gain on death benefits from life insurance	-	481	-	481
Service fee income	736	795	376	396
Other operating	200	60	10	6
Total other income	1,489	2,154	542	1,179

General, administrative and other expense
Employee compensation and benefits	3,323	3,154	1,640	1,496
Occupancy and equipment	832	853	428	426
Property, payroll and other taxes	727	642	359	347
Data processing	298	311	150	154
Legal and professional	492	394	277	226
Advertising	150	150	75	75
FDIC expense	219	228	111	114
ATM processing expense	185	182	95	93
Real estate owned impairment	256	168	155	116
Core deposit intangible amortization	112	153	47	98
Other operating	789	794	359	298
Total general, administrative and other expense	7,383	7,029	3,696	3,443

Earnings before income taxes	1,443	2,787	318	1,515

Federal income taxes (benefit)
Current	(97)	258	(97)	17
Deferred	484	439	150	290
Total federal income taxes	387	697	53	307

NET EARNINGS	$1,056	$2,090	$265	$1,208

EARNINGS PER SHARE
Basic	$.15	$.28	$.04	$.16
Diluted	$.15	$.28	$.04	$.16

Dividends per common share	$.18	$.16	$.09	$.08

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

For the six and three months ended June 30, 2013 and 2012
(In thousands)

	For the six months		For the three months
	ended June 30,		ended June 30,
	2013	2012	2013	2012

Net earnings for the period	$1,056	$2,090	$265	$1,208

Other comprehensive income, net of tax expense:
Unrealized holding (losses) gains on securities during the period, net of tax (benefits) expense of $(2,813) and $133 for the six months ended June 30, 2013 and 2012, respectively, and $(2,660) and $430 for the three months ended June 30, 2013 and 2012, respectively	(5,461)	259	(5,164)	835

Comprehensive (loss) income	$(4,405)	$2,349	$(4,899)	$2,043

Accumulated comprehensive (loss) income	$(4,861)	$537	$(4,861)	$537

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30, 2013 and 2012
(In thousands)

	2013	2012
Cash flows from operating activities:
Net earnings for the period	$1,056	$2,090
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(19)	(20)
Depreciation	370	375
Charitable donation of real estate owned property	32	-
Amortization of deferred loan origination costs - net	(13)	11
Amortization of intangible assets	112	153
Amortization of fair value adjustments	(482)	(489)
Proceeds from sale of loans in the secondary market	27,816	29,649
Loans originated for sale in the secondary market	(23,899)	(30,928)
Gain on sale of loans	(425)	(552)
Gain on sale of real estate acquired through foreclosure	(69)	(39)
Impairment on real estate acquired through foreclosure	256	170
Loss on sale of office premises and equipment	255	-
Net increase in cash surrender value of bank-owned life insurance	(242)	(156)
Amortization of expense related to stock benefit plans	39	4
Provision for losses on loans	340	400
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	65	171
Accrued interest receivable on mortgage-backed securities	2	4
Accrued interest receivable on investments and interest earning deposits	224	(170)
Prepaid expenses and other assets	825	82
Accrued interest payable	(2)	(18)
Accounts payable and other liabilities	(1,770)	(1,339)
Federal income taxes
Current	(93)	188
Deferred	484	439
Net cash provided by operating activities	4,862	25

Cash flows provided by (used in) investing activities:
Principal repayments on loans	38,641	46,458
Loan disbursements	(37,872)	(20,930)
Purchase of investment securities – available for sale	(80,928)	(137,134)
Proceeds from maturity of investment securities – available for sale	106,175	86,064
Purchase of corporate securities	(1,920)	-
Principal repayments on mortgage-backed securities – available for sale	682	743
Principal repayments on mortgage-backed securities – held to maturity	218	281
Proceeds from sale of real estate acquired through foreclosure	878	1,406
Proceeds from sale of office premises and equipment	1,167	-
Purchase of office premises and equipment	(1,104)	(908)
Purchase of Federal Home Loan Bank stock	-	(285)
Proceeds from bank-owned life insurance	-	403
Net cash provided by (used in) investing activities	25,937	(23,902)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	(12,974)	3,795
Repayments on Federal Home Loan Bank advances	(3,074)	(4,426)
Advances by borrowers for taxes and insurance	(1,379)	(1,494)
Proceeds from stock conversion	-	22,133
Shares acquired by stock benefit plans	-	(1,496)
Stock option expense, net	12	11
Common stock repurchased	(8,560)	-
Dividends paid on common stock	(1,282)	(1,215)
Net cash provided by (used in) financing activities	(27,257)	17,308

Net increase (decrease) in cash and cash equivalents	3,542	(6,569)
Cash and cash equivalents at beginning of period	25,114	45,140
Cash and cash equivalents at end of period	$28,656	$38,571

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the six months ended June 30, 2013 and 2012
(In thousands)

	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$-	$52

Interest on deposits and borrowings	$2,266	$2,985

Supplemental disclosure of noncash investing activities:
Transfer of loans to real estate acquired through foreclosure	$2,040	$1,401

Recognition of mortgage servicing rights	$204	$224

Deferred gain on real estate acquired through foreclosure	$7	$13

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2013 and 2012

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

On January 18, 2012, Cheviot Financial completed a second step reorganization and sale of common stock.  Prior to the completion of the second step conversion, Cheviot Financial was a federal corporation and mid-tier holding company.  Following the reorganization Cheviot Financial is the Maryland chartered holding company of the Savings Bank.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2012.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.       Principles of Consolidation

The accompanying consolidated financial statements as of and for the six months ended June 30, 2013 and 2012 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank.  All significant intercompany items have been eliminated.

3.       Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures.  The Corporation’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  In addition, the Corporation may borrow from the Federal Home Loan Bank of Cincinnati.  At June 30, 2013 and December 31, 2012, the Corporation had $21.2 million and $24.3 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $118.1 million and $136.6 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June, 2013 and 2012

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

The Corporation’s primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities.  For the six months ended June 30, 2013, loan originations totaled $61.8 million, compared to $51.9 million for the six months ended June 30, 2012.

Total deposits decreased $13.3 million during the six months ended June 30, 2013, while total deposits increased $3.4 million during the six months ended June 30, 2012.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contracts as of June 30, 2013.

		Payments due by period
	Less	More than	More than	More
	than	1-3	4-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$699	$3,313	$11,709	$5,476	$21,197
Certificates of deposit	117,333	88,004	37,801	-	243,138
Lease obligations	173	348	115	234	870

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	4,141	-	-	-	4,141
Home equity lines of credit	27,912	-	-	-	27,912
Commercial lines of credit	1,180	-	-	-	1,180
Undisbursed loans in process	3,201	-	-	-	3,201

Total contractual obligations	$154,639	$91,665	$49,625	$5,710	$301,639

Cheviot Financial is committed to maintaining a strong liquidity position and management monitors the Corporation’s liquidity position on a daily basis.  The Corporation anticipates that it will have sufficient funds to meet current funding commitments.  Based on deposit retention experience and current pricing strategy, its anticipated that a significant portion of maturing time deposits will be retained.

At June 30, 2013 and 2012, we exceeded all of the applicable regulatory capital requirements.  Core (Tier 1) capital was $77.8 million and $77.6 million, or 13.3% and 12.4% of total assets at June 30, 2013 and 2012, respectively.  In order to be classified as “well-capitalized” under federal banking regulations, the Corporation was required to have core capital of at least $35.7 million, or 6.0% of assets as of June 30, 2013.  To be classified as a well-capitalized bank, the Corporation must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%.  At June 30, 2013 and 2012, the Corporation had a total risk-based capital ratio of 25.7% and 25.5%, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

4.       Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated.  Weighted-average common shares deemed outstanding gives effect to 208,251 and 248,206 unallocated shares held by the ESOP for the six months ended June 30, 2013 and 2012, respectively.

	For the six months ended		For the three months ended
	June 30,		June 30,
	2013	2012	2013	2012

Weighted-average common shares outstanding (basic)	7,101,890	7,483,336	6,905,946	7,348,351

Dilutive effect of assumed exercise of stock options	6,872	7,578	7,692	7,681

Weighted-average common shares outstanding (diluted)	7,108,762	7,490,914	6,913,638	7,356,032

5.       Stock Option Plan

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 416,517 stock options.  During 2012, 2011 and 2010 approximately 5,600, 3,771 and 7,593 stock options were granted subject to a five year vesting period in which the options granted will vest ratably annually.  For the six months ended June 20, 2013, no shares have been granted.  The shares in the plan and the shares granted have been adjusted to reflect the exchange ratio of 0.857.

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

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the six months ended June 30, 2013, the Corporation recorded $11,000 in after-tax compensation cost for equity-based awards that vested during the six months ended June 30, 2013.  The Corporation has $37,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2013, which is expected to be recognized over a weighted-average vesting period of approximately 2.0 months.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

5.       Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of June 30, 2013 and the year ended December 31, 2012 as well as the changes during the period then ended are presented below:

	Six months ended		Year ended
	June 30, 2013		December 31, 2012
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	370,339	$12.80	425,600	$11.10
Stock conversion	-		(60,861)	1.76
Granted	-	-	5,600	8.30
Exercised	-	-	-	-
Forfeited	(400)	8.30	-	-

Outstanding at end of period	369,939	$12.80	370,339	$12.80

Options exercisable at period-end	359,177	$12.91	353,022	$12.96

Options expected to be exercisable at year-end

Fair value of options granted		NA		$1.28

The following information applies to options outstanding at June 30, 2013:

Number outstanding	369,939
Exercise price	$8.30 - $15.90
Weighted-average exercise price	$12.91
Weighted-average remaining contractual life	2.4 years

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

On April 23, 2013, shareholders approved the 2013 Equity Incentive Plan.  As of June 30, 2013, no shares have been granted or options awarded under this plan.

The effects of expensing stock options are reported in “cash provided by financing activities” in the Consolidated Statements of Cash Flows.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

6.       Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2013 and December 31, 2012 are shown below.

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$167,043	$-	$8,048	$158,995
Municipal obligations	3,036	86	122	3,000
Corporate securities	1,920	535	-	2,455

	$171,999	$621	$8,170	$164,450

		December 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$192,247	$550	$92	$192,705
Municipal obligations	3,037	222	1	3,258

	$195,284	$772	$93	$195,963

Unrealized gross gains and losses on investments and mortgage backed securities are shown on the Corporation’s consolidated financial as an adjustment to shareholders’ equity.

The amortized cost of investment securities at June 30, 2013, by contractual term to maturity, are shown below.

June 30,
2013
(In thousands)

Less than one year	$-
One to five years	48,742
Five to ten years	64,888
More than ten years	56,449
170,079
Corporate securities	1,920
Corporate securities	$171,999

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 2013 and December 31, 2012 are shown below.

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$826	$38	$1	$863
Federal National Mortgage Association adjustable-rate participation certificates	1,415	37	1	1,451
Government National Mortgage Association adjustable-rate participation certificates	2,852	112	-	2,964

	$5,093	$187	$2	$5,278

Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$286	$9	$-	$295
Federal National Mortgage Association adjustable-rate participation certificates	249	6	-	255
Government National Mortgage Association adjustable-rate participation certificates	2,828	125	-	2,953

	$3,363	$140	$-	$3,503

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$925	$129	$1	$1,053
Federal National Mortgage Association adjustable-rate participation certificates	1,738	46	1	1,783
Government National Mortgage Association adjustable-rate participation certificates	3,136	57	-	3,193

	$5,799	$232	$2	$6,029

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

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

The amortized cost of mortgage-backed securities, including those designated as available for sale, at June 30, 2013, by contractual terms to maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

June 30,
2013
(In thousands)

Due in one year or less	$446
Due in one year through five years	1,877
Due in five years through ten years	2,574
Due in more than ten years	3,559

$8,456

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2013:

	Less than 12 months			12 months or longer				Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
	(Dollars in thousands)
U.S. Government agency securities	29	$154,081	$7,961	1	$4,914	$87	30	$158,995	$8,048
Municipal obligations	2	268	5	1	598	117	3	866	122
Corporate stocks	-	-	-	-	-	-	-	-	-

Mortgage-backed securities	-	-	-	7	111	2	7	111	2

Total temporarily impaired securities	31	$154,349	$7,966	9	$5,623	$206	40	$159,972	$8,172

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

6.       Investment and Mortgage-backed Securities (continued)

Management does not intend to sell any of the debt securities with an unrealized loss and does not believe that it is more likely than not that the Corporation will be required to sell a security in an unrealized loss position prior to a recovery in value.  The decline in the fair value is primarily due to an increase in market interest rates.  The fair values are expected to recover as securities approach maturity dates. The Corporation has evaluated these securities and has determined that the decline in their values is temporary.

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

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans, fair value adjustments arising from the First Franklin acquisition.  The Corporation has approximately $3.8 million of net operating losses to carryforward for the next 20 years.  These losses are subject to the Internal Revenue Code section 382 limitations which allow approximately $1.1 million of the losses on an annual basis to offset current year taxable income.

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

7.       Income Taxes (continued)

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the periods ended June 30, 2013 and 2012:

	2013	2012
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$491	$948
Increase (decrease) in taxes resulting primarily from:
Stock compensation	2	(19)
Nontaxable interest income	(22)	(19)
Cash surrender value of life insurance	(82)	(217)
Other	(2)	4

Federal income taxes per financial statements	$387	$697

Effective tax rate	26.8%	25.0%

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

Securities available for sale:  Fair values of available for sale securities are based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from a custodian, using observable inputs from third party data service providers.  Available for sale securities includes U.S. agency securities, municipal bonds and mortgage-backed agency securities.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

8.       Disclosures About Fair Value of Assets and Liabilities (continued)

Fair Value Measurements at June 30, 2013 and December 31, 2012

	Quoted prices
	in active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Securities available for sale at June 30, 2013:
U.S. Government agency securities	-	$158,995	-
Municipal obligations	-	$3,000	-
Corporate securities	-	$2,455	-
Mortgage-backed securities	-	$5,278	-

Securities available for sale at December 31, 2012:
U.S. Government agency securities	-	$192,705	-
Municipal obligations	-	$3,258	-
Mortgage-backed securities	-	$6,029	-

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  In addition, on the acquisition date the Corporation independently fair valued $25.0 million of First Franklin’s impaired loans, as well as $173.2 million of performing loans.  First Franklin’s impaired loans subject to fair value write-downs are not included in Cheviot Financial’s non-performing loan totals.  Such loans are considered performing under Topic ASC 310-30, even though the loans are contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and the resulting loss provisions or future period yield adjustments. The fair values were obtained using independent appraisals, which the Corporation considers to be Level 2 inputs.  The aggregate carrying amount of the Corporation’s impaired originated loans was approximately $4.0 million and $5.7 million at June 30, 2013 and December 31, 2012, respectively.

The Corporation has real estate acquired through foreclosure totaling $4.9 million and $4.0 million at June 30, 2013 and December 31, 2012, respectively.  Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs.  At June 30, 2013 all real estate acquired through foreclosure was carried at fair value.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

9.       Effects of Recent Accounting Pronouncements

The Corporation adopted the following accounting guidance in 2013, none of which had a material effect, if any, on the consolidated financial position or results of operations.

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

In February 2013, the FASB issues ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts.  For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  Early adoption is permitted.  The Corporation does not anticipate any material impact from this Update.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 2013:

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

For the six months ended June 30, 2013 and 2012

10.      Fair Value of Financial Instruments (continued)

Deposits:  The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at June 30, 2013.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank:  The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit:  For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  At June 30, 2013, the fair value of the derivative loan commitments was not material.

The estimated fair values of the Corporation’s financial instruments at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
Financial assets
Cash and cash equivalents	$28,656	$28,656	$25,114	$25,114
Investment securities	164,450	164,450	195,963	195,963
Mortgage-backed securities	8,641	8,781	9,610	9,801
Loans receivable - net	333,983	349,343	340,414	381,018
Accrued interest receivable	1,973	1,973	2,264	2,264
Federal Home Loan Bank stock	8,651	8,651	8,651	8,651

	$546,354	$561,854	$582,016	$622,811

Financial liabilities
Deposits	$477,381	$476,662	$490,646	$490,017
Advances from the Federal Home Loan Bank	21,197	22,280	24,314	24,920
Advances by borrowers for taxes and insurance	952	952	2,331	2,331
Accrued interest payable	86	86	90	90

	$499,616	$499,980	$517,381	$517,358
20

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

11.   Intangible Assets

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings in March 2011 totaling $11.6 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Corporation did not recognize any impairment during the quarter ended June 30, 2013.  The carrying amount of the goodwill at June 30, 2013 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the quarter ended June 30, 2013, no such adjustments were recorded.  The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at June 30, 2013 was $634,000 with $664,000 in accumulated amortization as of that date.

As of June 30, 2013, the current year and estimated future amortization expense for the core deposit intangible was:

	2013	$94
	2014	149
	2015	116
	2016	110
	2017	110
	2018	55

Total		$634

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

12.       Financing Receivables

The recorded investment in loans was as follows as of June 30, 2013:

	One-to four-
	Family	Multi-family
	Residential	Residential	Construction		Commercial	Consumer	Total
	(In thousands)

Purchased loans	$90,381	$8,725	$-		$28,757	$2,031	$129,894
Credit quality discount	(1,257)	(159)	-		(1,550)	(1,063)	(4,029)
Purchased loans book value	89,124	8,566	-		27,207	968	125,865
Originated loans (1)	156,983	12,004	5,570	(2)	36,556	1,025	212,138

Ending balance	$246,107	$20,570	$5,570		$63,763	$1,993	$338,003

(1)	Includes loans held for sale
(2)	Before consideration of undisbursed Loans-in-process

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of June 30, 2013.

		Credit
	Non-impaired	Impaired
	Purchased Loans	Purchased Loans
	(In thousands)	(In thousands)

One-to-four family residential	$85,756	$3,368
Multi-family residential	7,507	1,059
Construction	-	-
Commercial	19,600	7,607
Consumer	886	82

Total	$113,749	$12,116

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

12. Financing receivables (continued)

The following summarizes activity in the allowance for credit losses:

	June 30, 2013
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Allowance for loan losses:

Beginning balance	$1,823	$172	$1	$153	$11	$2,160
Provision	357	(19)	10	(9)	1	340
Charge-offs	(983)	-	-	-	-	(983)
Recoveries	15	-	-	-	(3)	12

Ending balance	$1,212	$153	$11	$144	$9	$1,529

Originated loans:
Individually evaluated for impairment	$67	$-	$-	$-	$-	$67

Purchased loans:
Individually evaluated for impairment	$43	$-	$-	$-	$-	$43

Originated loans:
Collectively evaluated for impairment	$763	$153	$11	$144	$9	$1,080

Purchased loans:
Loans acquired with deteriorated credit quality	$339	$-	$-	$-	$-	$339

Loans receivable:

Ending balance	$246,107	$20,570	$5,570	$63,763	$1,993	$338,003

Ending balance:
Individually evaluated for impairment (1)	$88,931	$7,602	$-	$21,459	$886	$118,878

Ending balance:
Collectively evaluated for impairment	$153,808	$11,909	$5,570	$34,697	$1,025	$207,009

Ending balance:
Loans acquired with deteriorated credit quality	$3,368	$1,059	$-	$7,607	$82	$12,116

 (1)  Includes loans acquired from First Franklin with outstanding balances of $113,749 at June 30, 2013.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

12. Financing receivables (continued)

	December 31, 2012
	One-to four-
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

For the six months ended June 30, 2013 and 2012

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

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at June 30, 2013
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$153,808	$11,909	$5,570	$34,697	$1,025	$207,009
Special mention	-	-	-	-	-	-
Substandard	3,175	95	-	1,859	-	5,129
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$156,983	$12,004	$5,570	$36,556	$1,025	$212,138

	Originated Loans at December 31, 2012
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$148,771	$13,579	$1,243	$32,699	$716	$197,008
Special mention	-	-	-	-	-	-
Substandard	5,390	94	-	1,599	-	7,083
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$154,161	$13,673	$1,243	$34,298	$716	$204,091

	Purchased Loans at June 30, 2013
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$85,947	$8,566	$-	$25,627	$865	$121,005
Special mention	-	-	-	-	-	-
Substandard	3,177	-	-	1,580	103	4,860
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$89,124	$8,566	$-	$27,207	$968	$125,865

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

12. Financing receivables (continued)

	Purchased Loans at December 31, 2012
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$91,091	$10,193	$-	$30,551	$855	$132,690
Special mention	108	-	-	-	-	108
Substandard	3,842	-	-	2,317	120	6,279
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$95,041	$10,193	$-	$32,868	$975	$139,077

The following tables summarize loans by delinquency, nonaccrual status and impaired loans:

Age Analysis of Past Due Originated Loans Receivable
As of June 30, 2013

							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)

Real Estate:
1-4 family Residential	$941	$2,920	$3,861	$154,063	$2,920	$156,983	$-
Multi-family Residential	-	95	95	11,909	95	12,004	-
Construction	-	-	-	5,570	-	5,570	-
Commercial	-	954	954	35,602	954	36,556	-
Consumer	-	-	-	1,025	-	1,025	-

Total	$941	$3,969	$4,910	$208,169	$3,969	$212,138	$-

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

For the six months ended June 30, 2013 and 2012

12. Financing receivables (continued)

Age Analysis of Past Due Purchased Loans Receivable
As of June 30, 2013
							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)
Real Estate:
1-4 family Residential	$607	$2,613	$3,220	$86,511	$2,613	$89,124	$-
Multi-family Residential	182	-	182	8,566	-	8,566	-
Construction	-	-	-	-	-	-	-
Commercial	309	1,170	1,479	26,037	1,170	27,207	-
Consumer	2	17	19	951	17	968	-

Total	$1,100	$3,800	$4,900	$122,065	$3,800	$125,865	$-

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

12. Financing receivables (continued)

Impaired Loans
As of June 30, 2013

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$3,293	$3,293	$-	$3,612	$94
Multi-family	1,059	1,059	-	1,061	11
Construction	-	-	-	-	-
Commercial	7,607	7,607	-	8,064	244
Consumer	82	82	-	81	8
Total	$12,041	$12,041	$-	$12,818	$357
Purchased loans with a credit quality discount and an allowance recorded:
Real Estate:
1-4 family Residential	$32	$75	$43	$22	$1
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$32	$75	$43	$22	$1
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$1,661	$1,661	$-	$1,693	$29
Multi-family Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	21	21	-	30	1
Total	$1,682	$1,682	$-	$1,723	$30
Purchased loans with an allowance recorded:
Real Estate:
1-4 family Residential	$-	$-	$	$-	$-
Multi-family Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

12. Financing receivables (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Originated loans with no related allowance recorded
Real Estate:
1-4 family Residential	$2,808	$2,808	$-	$3,148	$2
Multi-family Residential	95	95	-	94	-
Construction	-	-	-	-	-
Commercial	954	954	-	675	14
Consumer	-	-	-	-	-
Total	$3,857	$3,857	$-	$3,917	$16
Originated loans with an allowance recorded:
Real Estate:
1-4 family Residential	$120	$187	$67	$533	$3
Multi-family Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	81	-
Consumer	-	-	-	-	-
Total	$120	$187	$67	$614	$3
Total:
Real Estate:
1-4 family Residential	$7,914	$8,024	$110	$9,008	$129
Multi-family Residential	1,154	1,154	-	1,155	11
Construction	-	-	-	-	-
Commercial	8,561	8,561	-	8,820	258
Consumer	103	103	-	111	9
Total	$17,732	$17,842	$110	$19,094	$407

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

12. Financing receivables (continued)
Impaired Loans
As of December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$3,931	$3,931	$-	$4,752	$232
Multi-family	1,062	1,062	-	1,065	53
Construction	-	-	-	-	-
Commercial	8,521	8,521	-	8,861	545
Consumer	81	81	-	89	16
Total	$13,595	$13,595	$-	$14,767	$846
Purchased loans with a credit quality discount and an allowance recorded:
Real Estate:
1-4 family Residential	$13	$52	$39	$7	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$13	$52	$39	$7	$-
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$1,724	$1,724	$-	$2,055	$60
Multi-family Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	116	-
Consumer	39	39	-	30	1
Total	$1,763	$1,763	$-	$2,201	$61
Purchased loans with an allowance recorded:
Real Estate:
1-4 family Residential	$148	$261	$113	$74	$5
Multi-family Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$148	$261	$113	$74	$5

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

12. Financing receivables (continued)

Modifications
As of June 30, 2013

Post-Modification
		Pre-Modification	Outstanding
	Number of	Outstanding Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	4	$316	$316
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	2	848	848
Consumer	-	-	-

Modifications
For the six months ended June 30, 2013

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:
1-4 Family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2013 and 2012

12. Financing receivables (continued)

Modifications
As of December 31, 2012

		Pre-Modification	Post-Modification Outstanding
	Number of	Outstanding Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	16	$1,508	$1,508
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	1	754	754
Consumer	-	-	-

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:
1-4 Family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

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

Forward Looking Statements

This report on Form 10-Q contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  These forward-looking statements are subject to significant risks, assumptions and uncertainties that could affect the actual outcome of future events.  Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements.

Recent Developments

On April 23, 2013, shareholders approved the 2013 Equity Incentive Plan.  As of the date of this report no stock grants or option awards have been made under the 2013 Equity Incentive Plan.

Critical Accounting Policies

Cheviot Financial considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  The Corporation considers the accounting method used for the allowance for loan losses to be a critical accounting policy.

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

The analysis has two components, specific and general allocations.  Specific allocations are made for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  If the fair value of the loan is less than the loan’s carrying value, a charge-off is recorded for the difference.  The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  Management also analyzes historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This  analysis  establishes  factors  that are  applied  to the loan  groups  to determine  the  amount  of  the  general  allowance.   Actual loan losses may be significantly more than the allowances that has been established which could result in a material negative effect on financial results.

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

The Corporation classifies investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Estimated fair values are obtained from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting the statements of financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and it is determined that the impairment is other-than-temporary, the impairment of the investment is expensed in the period in which the event or change occurred. Management also considers how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk- free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

Discussion of Financial Condition Changes at June 30, 2013 and December 31, 2012

Total assets decreased $33.7 million, or 5.3%, to $598.3 million at June 30, 2013, from $632.0 million at December 31, 2012.  The decrease in total assets primarily reflects a $31.5 million decrease in investment securities as $106.2 million in investment securities matured during the six months ended June 30, 2013 and a $6.4 million decrease in loans receivable as a result of selling $27.8 million of loans in the secondary market.

Cash, federal funds and interest-earning deposits increased $3.5 million, or 14.1% to $28.7 million at June 30, 2013.  The increase in cash and cash equivalents at June 30, 2013 was due to a $3.3 million increase in federal funds sold and an increase of $1.0 million in interest-earning deposits, which was partially offset by a decrease of $779,000 in cash and due from banks.  Investment securities decreased $31.5 million, or 16.1%, to $164.5 million at June 30, 2013. The decrease in investment securities is primarily the result of $106.2 million of investment securities maturing, which was partially offset by investing approximately $80.9 million in U.S. Government agencies and $1.9 million in corporate securities during the six months ended June 30, 2013.  At June 30, 2013, all investment securities were classified as available for sale.

Mortgage-backed securities decreased $969,000, or 10.1%, to $8.6 million at June 30, 2013, from $9.6 million at December 31, 2012.  The decrease in mortgage-backed securities was due primarily to $900,000 in principal repayments.  At June 30, 2013, $5.3 million of mortgage-backed securities were classified as available for sale, while $3.4 million were classified as held to maturity.  As of June 30, 2013, none of the mortgage-backed securities were considered other than temporarily impaired.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at June 30, 2013 and December 31, 2012 (continued)

Loans receivable, including loans held for sale, decreased $6.4 million, or 1.9%, to $334.0 million at June 30, 2013, from $340.4 million at December 31, 2012.  The change in net loans receivable reflects loan sales totaling $27.8 million and loan principal repayments of $38.6 million, which were partially offset by loan originations of $61.8 million. The change in the composition of the Corporation’s assets reflects management’s decision to service our customer base by originating loans for sale and recording gains, while simultaneously managing interest rate risk.

The allowance for loan losses totaled $1.5 million and $2.2 million at June 30, 2013 and December 31, 2012, respectively.  In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio.  First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually.  Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.  Second, the allowance for loan losses entails utilizing the Corporation’s historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio.  The $340,000 provision for losses on loans during the quarter ended June 30, 2013 reflected these factors, as well as, replenishing the allowance for charge-offs and the need to provide approximately $604,000 in specific reserves for twelve residential properties with principal balances totaling $2.7 million that were transferred to real estate owned during the six months ended June 30, 2013.  The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at June 30, 2013.

Originated non-performing and impaired loans totaled $4.0 million and $5.7 million at June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013, originated non-performing and impaired loans were comprised of thirty-three loans secured by one- to four-family residential real estate totaling $3.0 million, one multi-family loan totaling $95,000 and five commercial and non-residential loans totaling $954,000. At June 30, 2013 and December 31, 2012 real estate acquired through foreclosure was $4.9 million and $3.9 million, respectively.  The allowance for loan losses represented 28.4% and 25.2% of Cheviot Financial’s originated non-performing and impaired loans at June 30, 2013 and December 31, 2012, respectively.  Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect results of operations.

Deposits totaled $477.4 million at June 30, 2013, a decrease of $13.3 million, or 2.7% from $490.6 million at December 31, 2012.  Advances from the Federal Home Loan Bank of Cincinnati decreased by $3.1 million, or 12.8%, to $21.2 million at June 30, 2013, from $24.3 million at December 31, 2012.  The decrease is a result of approximately $3.1 million in repayments during the six months ended June 30, 2013.

Shareholders’ equity decreased $14.2 million, or 13.2%, from December 31, 2012.  The decrease primarily resulted from purchasing 759,654 shares through the stock buyback program at a total cost of $8.6 million, dividend payments on common stock of $1.3 million and an increase in the unrealized loss on securities designated as available for sale of $5.5 million. These decreases were partially offset by net income of $1.1 million.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at June 30, 2013 and December 31, 2012 (continued)

Liquidity and Capital Resources

The Corporation monitors its liquidity position on a daily basis using reports that summarize all deposit activity and loan commitments. A significant portion of the deposit base is comprised of time deposits.  At June 30, 2013, $117.3 million of time deposits are due to mature within one year.  The daily deposit activity report allows management to price time deposits competitively.  Because of this and the Corporation’s deposit retention experience, the Corporation anticipates that a significant portion of maturing time deposits will be retained. At June 30, 2013, the Corporation had loan commitments of $4.1 million. Loan commitments are funded or expire within 45 days from the date of the commitment.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $3.1 million during the six months ended June 30, 2013 and totaled $21.2 million at June 30, 2013.  At June 30, 2013, the Corporation had the ability to increase such borrowings by approximately $118.1 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.  The Corporation’s other borrowings were primarily limited to $870,000 of lease obligations.

Comparison of Operating Results for the Six-Month Period Ended June 30, 2013 and 2012

General

Net earnings for the six months ended June 30, 2013 totaled $1.1 million, a $1.0 million decrease from the $2.1 million in net earnings reported for the June 2012 period.  The decrease in net earnings reflects a decrease in net interest income of $385,000 and a decrease in other income of $665,000 and an increase in general, administrative and other expense of $354,000, which were partially offset by a decrease of $60,000 in the provision for losses on loans and a decrease in the provision for federal income taxes of $310,000.

Net Interest Income

Total interest income decreased $1.1 million, or 9.9%, to $9.9 million for the six-months ended June 30, 2013, from the comparable quarter in 2012.   Interest income on loans decreased $1.4 million, or 14.9%, to $8.0 million during the 2013 period from $9.4 million for the 2012 period.  This decrease was due primarily to a $37.1 million decrease in the average balance of loans outstanding and a 27 basis point decrease in the average yield to 4.79% from 5.06% in the 2013 six month period.

Interest income on mortgage-backed securities decreased $28,000, or 25.5%, to $82,000 for the six months ended June 30, 2013, from $110,000 for the 2012 period, due primarily to a 17 basis point decrease in the average yield and a $2.0 million decrease in the average balance of securities outstanding period to period.  Interest income on investment securities increased $332,000, or 25.3%, to $1.6 million for the six months ended June 30, 2013, compared to $1.3 million for the same period in 2012, due primarily to an increase of $40.9 million, or 29.2%, in the average balance of investment securities outstanding, which was partially offset by a 5 basis point decrease in the average yield to 1.82% for the 2013 period. Interest income on other interest-earning deposits increased $9,000, or 4.8%, to $196,000 for the six months ended June 30, 2013, as compared to the same period in 2012.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2013 and 2012 (continued)

Interest expense decreased $703,000, or 23.7%, to $2.3 million for the six months ended June 30, 2013, from $3.0 million for the same period in 2012.  Interest expense on deposits decreased by $591,000, or 23.8%, to $1.9 million from $2.5 million, due primarily to a $13.2 million decrease in the average balance outstanding, which was partially offset by 22 basis point decrease in the average cost of deposits to 0.78% during the 2013 period.  Interest expense on borrowings decreased by $112,000, or 22.9%, due primarily to a $6.4 million, or 21.9%, decrease in the average balance outstanding and a 5 basis point decrease in the average cost of borrowings.  As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $385,000, or 4.8%, to $7.7 million for the six months ended June 30, 2013.  The average interest rate spread decreased 10 basis points to 2.84% for the six months ended June 30, 2013 from 2.94% for the six months ended June 30, 2012.  The net interest margin decreased to 2.88% for the six months ended June 30, 2013 from 2.97% for the six months ended June 30, 2012.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $340,000 provision for losses on loans for the six months ended June 30, 2013 and $400,000 for the six months ended June 30, 2012.  Non-performing originated loans were 1.9% and 2.7% of net originated loans at June 30, 2013 and December 31, 2012, respectively.  The 2013 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on the Corporation’s historical loss experience and other external factors.  These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income

Other income decreased $665,000, or 30.9%, to $1.5 million for the six months ended June 30, 2013, compared to the same period in 2012, due primarily to a loss of $255,000 on sale of office premises and equipment, a decrease in the gain on sale of loans of $127,000 and the absence during the 2013 period of a gain on death benefits from life insurance of $481,000. During the second quarter of 2013, the Corporation sold the former Franklin Savings headquarters.

General, Administrative and Other Expense

General, administrative and other expense increased $354,000, or 5.0%, to $7.4 million for the six months ended June 30, 2013, from $7.0 million for the comparable period in 2012.  The increase is a result of an increase of $169,000 in employee compensation and benefits, an increase of $88,000 in real estate owned loss expense and an increase of $98,000 in legal and professional expense.  The increase in compensation expense is due to an increase in the number of employees, salary increases and resulting benefits.  The increase in real estate owned loss expense is a result of the impairment of five properties acquired through foreclosure based on updated appraised values.  The increase in legal and professional expense is due to fees paid to resolve delinquent loans and foreclosure properties.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2013 and 2012 (continued)

Federal Income Taxes

The provision for federal income taxes decreased $310,000, or 44.5%, for the six months ended June 30, 2013. Cheviot Financial has approximately $3.8 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. The effective tax rate for the six months ended June 30, 2013 and 2012 was 26.8% and 29.8%, respectively.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2013 and 2012

General

Net earnings for the three months ended June 30, 2013 totaled $265,000, a $943,000 decrease from the $1.2 million earnings reported in the June 2012 period.  The decrease in net earnings reflects a decrease in other income of $637,000, a decrease of $272,000 in net interest income, an increase of $35,000 in the provision for losses on loans and an increase in general, administrative and other expenses of $253,000, which were partially offset by a decrease of $254,000 in the provision for federal income taxes.

Net Interest Income

Total interest income decreased $612,000, or 11.2%, to $4.9 million for the three-months ended June 30, 2013, from the comparable quarter in 2012.   Interest income on loans decreased $643,000, or 14.0%, to $3.9 million during the 2013 quarter from $4.6 million for the 2012 quarter.  This decrease was due primarily to a $32.7 million, or 8.9%, decrease in the average balance of loans outstanding and by a 28 basis point decrease in the average yield on loans to 4.73% for the 2013 quarter from 5.01% for the three months ended June 30, 2012.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2013 and 2012

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2013 and 2012 (continued)

Net Interest Income (continued)

Interest income on mortgage-backed securities decreased $9,000, or 18.0%, to $41,000 for the three months ended June 30, 2013, from $50,000 for the comparable 2012 quarter, due primarily to a $2.1 million, or 19.0% decrease in the average balance of securities outstanding, which was partially offset by a 2 basis point increase in the average yield.  Interest income on investment securities increased $33,000, or 4.4%, to $777,000 for the three months ended June 30, 2013, compared to $744,000 for the same quarter in 2012, due primarily to an increase of $18.2 million, or 11.5% in the average balance of investment securities outstanding, which was partially offset by a 12 basis point decrease in the average yield to 1.76% in the 2013 quarter.  Interest income on other interest-earning deposits increased $7,000, or 7.7% to $98,000 for the three months ended June 30, 2013.

Interest expense decreased $340,000, or 23.6% to $1.1 million for the three months ended June 30, 2013, from $1.4 million for the same quarter in 2012.  Interest expense on deposits decreased by $287,000, or 23.8%, to $920,000, from $1.2 million, due primarily to a 21 basis point decrease in the average cost of deposits to 0.76% and a $16.6 million, or 3.3% decrease in the average balance of deposits outstanding.  The decrease in the average cost of deposits is due to the overall changes in the deposit composition and lower market rates for the period.  Interest expense on borrowings decreased by $53,000, or 22.5%, due primarily to a $6.0 million decrease in the average balance outstanding, and due to a 5 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $272,000, or 6.8%, to $3.8 million for the three months ended June 30, 2013, as compared to the same quarter in 2012.  The average interest rate spread decreased to 2.82% for the three months ended June 30, 2013 from 2.90% for the three months ended June 30, 2012.  The net interest margin decreased to 2.86% for the three months ended June 30, 2013 from 2.94% for the three months ended June 30, 2012.

Provision for Losses on Loans

Management recorded a $285,000 provision for losses on loans for the three months ended June 30, 2013, compared to a $250,000 provision for losses on loans for the three months ended June 30, 2012.  The provision for loan losses during the three months ended June 30, 2013 reflects the amount necessary to maintain an adequate allowance based on the historical loss experience and other external factors.   There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income

Other income decreased $637,000, or 54.0%, to $542,000 for the three months ended June 30, 2013, compared to the same quarter in 2012, reflecting the absence during the 2013 period of a gain on death benefits from life insurance of $481,000 and a loss on sale of office premises and equipment of $255,000 which occurred during the second quarter of 2013.  This loss represented the sale of the former Franklin Savings headquarters.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2013 and 2012

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2013 and 2012 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased $253,000, or 7.3%, to $3.7 million for of the three months ended June 30, 2013.  This increase is primarily a result of an increase in employee compensation and benefits of $144,000 and an increase in other operating expense of $61,000.

Federal Income Taxes

The provision for federal income taxes decreased $254,000, or 82.7%, for the three months ended June 30, 2013.  Cheviot Financial has approximately $3.8 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. The effective tax rate for the three months ended June 30, 2012 was 16.3%.

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

As of June 30, 2013, the Corporation had completed the repurchase of 759,654 shares at an average price of $11.22 pursuant to the program.

The Corporation’s stock repurchases for the three months ended June 30, 2013 are as follows:

			Total # of
			shares purchased	Maximum #
	Total	Average	as part of publicly	of shares that
	# of shares	price paid	announced plans	may yet be
Period	purchased	per share	or programs	purchased

April 1-30, 2013	102,800	$11.33	336,031	423,623
May 1-31, 2013	318,400	$11.40	654,431	105,223
June 1-30, 2013	105,223	$11.31	759,654	-

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cheviot Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2013	By:	/s/ Thomas J. Linneman
Thomas J. Linneman
President and Chief Executive Officer

Date:	August 12, 2013	By:	/s/ Scott T. Smith
Scott T. Smith
Chief Financial Officer

