Form 10-Q
period 2013-09-30
Cheviot Financial Corp.
filed 2013-11-12
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                      No  ☒

As of November 12, 2013, the latest practicable date, 6,836,903 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                      No  ☐

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS

Cash and due from banks	$9,844	$10,251
Federal funds sold	1,353	12,555
Interest-earning deposits in other financial institutions	4,676	2,308
Cash and cash equivalents	15,873	25,114

Investment securities available for sale – at fair value	164,483	195,963
Mortgage-backed securities available for sale - at fair value	9,792	6,029
Mortgage-backed securities held to maturity - at cost, approximate market value of $3,345 and $3,772 at September 30, 2013 and December 31, 2012, respectively	3,221	3,581
Loans receivable - net	335,970	337,110
Loans held for sale - at lower of cost or market	1,078	3,304
Real estate acquired through foreclosure - net	4,226	3,980
Office premises and equipment - at depreciated cost	11,697	12,481
Federal Home Loan Bank stock - at cost	8,651	8,651
Accrued interest receivable on loans	1,209	1,303
Accrued interest receivable on mortgage-backed securities	25	20
Accrued interest receivable on investments and interest-earning deposits	511	941
Goodwill	10,309	10,309
Core deposit intangible	587	746
Prepaid expenses and other assets	3,422	4,596
Bank-owned life insurance	15,612	15,249
Prepaid federal income taxes	1,433	1,192
Deferred federal income taxes	3,642	1,413

Total assets	$591,741	$631,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$471,493	$490,646
Advances from the Federal Home Loan Bank	20,108	24,314
Advances by borrowers for taxes and insurance	1,671	2,331
Accrued interest payable	75	90
Accounts payable and other liabilities	5,262	6,701
Total liabilities	498,609	524,082

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
Common stock - authorized 30,000,000 shares, $.01 par value; 6,836,903 and 7,596,557 shares issued at September 30, 2013 and December 31, 2012	76	76
Additional paid-in capital	57,232	65,772
Shares acquired by stock benefit plans	(1,955)	(1,992)
Retained earnings - restricted	42,624	43,444
Accumulated comprehensive gain (loss), unrealized gains (losses) on securities available for sale, net of related tax expense (benefit)	(4,845)	600
Total shareholders’ equity	93,132	107,900

Total liabilities and shareholders’ equity	$591,741	$631,982

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Interest income
Loans	$11,840	$13,824	$3,822	$4,405
Mortgage-backed securities	136	158	54	49
Investment securities	2,357	2,124	712	811
Interest-earning deposits and other	290	291	94	103
Total interest income	14,623	16,397	4,682	5,368

Interest expense
Deposits	2,780	3,621	894	1,143
Borrowings	548	709	171	220
Total interest expense	3,328	4,330	1,065	1,363

Net interest income	11,295	12,067	3,617	4,005

Provision for losses on loans	925	990	585	590

Net interest income after provision for losses on loans	10,370	11,077	3,032	3,415

Other income
Rental	97	101	24	29
Gain (loss) on sale of real estate acquired through foreclosure	36	60	(32)	21
Loss on sale of office premises and equipment	(255)	-	-	-
Gain on sale of loans	434	1,144	9	592
Earnings on bank-owned life insurance	362	229	121	84
Gain on death benefits from life insurance	-	492	-	-
Service fee income	1,125	1,197	388	403
Other operating	200	67	1	7
Total other income	1,999	3,290	511	1,136

General, administrative and other expense
Employee compensation and benefits	4,760	4,745	1,437	1,590
Occupancy and equipment	1,236	1,278	405	426
Property, payroll and other taxes	1,058	1,063	331	421
Data processing	452	474	153	164
Legal and professional	660	656	167	262
Advertising	225	225	75	75
FDIC expense	338	326	120	98
ATM processing expense	289	273	104	91
Real estate owned impairment	448	522	192	353
Core deposit intangible amortization	159	217	47	65
Other operating	1,336	1,109	547	313
Total general, administrative and other expense	10,961	10,888	3,578	3,858

Earnings (loss) before income taxes	1,408	3,479	(35)	693

Federal income taxes (benefit)
Current	(246)	522	(138)	265
Deferred	577	368	82	(71)
Total federal income taxes	331	890	(56)	194

NET EARNINGS	$1,077	$2,589	$21	$499

EARNINGS PER SHARE
Basic	$.15	$.35	$.00	$.07
Diluted	$.15	$.35	$.00	$.07

Dividends per common share	$.27	$.24	$.09	$.08

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

For the nine and three months ended September 30, 2013 and 2012
(In thousands)

	For the nine months ended September 30,		For the three months ended September 30,
	2013	2012	2013	2012

Net earnings for the period	$1,077	$2,589	$21	$499

Other comprehensive income (loss), net of tax expense:
Unrealized holding (losses) gains on securities during the period, net of tax (benefits) expense of $(2,805) and $213 for the nine months ended September 30, 2013 and 2012, respectively, and $8 and $79 for the three months ended September 30, 2013 and 2012, respectively	(5,445)	413	16	154

Comprehensive (loss) income	$(4,368)	$3,002	$37	$653

Accumulated comprehensive (loss) income	$(4,845)	$691	$(4,845)	$691

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30, 2013 and 2012
(In thousands)

	2013	2012
Cash flows from operating activities:
Net earnings for the period	$1,077	$2,589
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(20)	10
Depreciation	573	569
Charitable donation of real estate owned property	32	-
Amortization of deferred loan origination costs - net	(27)	33
Amortization of intangible assets	159	217
Amortization of fair value adjustments	(605)	(667)
Proceeds from sale of loans in the secondary market	33,258	55,185
Loans originated for sale in the secondary market	(36,953)	(55,883)
Gain on sale of loans	(434)	(1,144)
Gain on sale of real estate acquired through foreclosure	(36)	(60)
Impairment on real estate acquired through foreclosure	448	523
Loss on sale of office premises and equipment	255	-
Net increase in cash surrender value of bank-owned life insurance	(363)	(229)
Amortization of expense related to stock benefit plans	40	(8)
Provision for losses on loans	925	990
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	94	208
Accrued interest receivable on mortgage-backed securities	(5)	5
Accrued interest receivable on investments and interest earning deposits	430	(40)
Prepaid expenses and other assets	1,174	1,088
Accrued interest payable	(15)	(10)
Accounts payable and other liabilities	(1,505)	(606)
Federal income taxes
Current	(241)	328
Deferred	577	368
Net cash provided by (used in) operating activities	(1,162)	3,466

Cash flows provided by (used in) investing activities:
Principal repayments on loans	53,292	72,697
Loan disbursements	(48,850)	(31,143)
Purchase of investment securities – available for sale	(80,928)	(193,192)
Proceeds from maturity of investment securities – available for sale	106,175	121,300
Purchase of corporate securities	(1,920)	-
Purchase of mortgage-backed securities – available for sale	(4,977)	-
Principal repayments on mortgage-backed securities – available for sale	1,136	1,097
Principal repayments on mortgage-backed securities – held to maturity	360	437
Proceeds from sale of real estate acquired through foreclosure	1,662	1,870
Additions to real estate acquired through foreclosure	(7)	-
Proceeds from sale of office premises and equipment	1,167	-
Purchase of office premises and equipment	(1,211)	(1,807)
Purchase of Federal Home Loan Bank stock	-	(285)
Proceeds from bank-owned life insurance	-	403
Net cash provided by (used in) investing activities	25,899	(28,623)

Net cash provided by (used in) operating and investing activities	24,737	(25,157)

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

For the nine months ended September 30, 2013 and 2012
(In thousands)

	2013	2012

Net cash provided by (used in) operating and investing activities brought forward	24,737	(25,157)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	(18,736)	3,196
Repayments on Federal Home Loan Bank advances	(4,142)	(5,858)
Advances by borrowers for taxes and insurance	(660)	(795)
Proceeds from stock conversion	-	22,133
Shares acquired by stock benefit plans	-	(1,496)
Stock option expense, net	17	16
Common stock repurchased	(8,560)	-
Dividends paid on common stock	(1,897)	(1,822)
Net cash provided by (used in) financing activities	(33,978)	15,374

Net increase (decrease) in cash and cash equivalents	(9,241)	(9,783)
Cash and cash equivalents at beginning of period	25,114	45,140
Cash and cash equivalents at end of period	$15,873	$35,357

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the Nine months ended September 30, 2013 and 2012
(In thousands)

	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$-	$52

Interest on deposits and borrowings	$3,343	$4,340

Supplemental disclosure of noncash investing activities:
Transfer of loans to real estate acquired through foreclosure	$2,352	$2,270

Recognition of mortgage servicing rights	$242	$416

Deferred gain on real estate acquired through foreclosure	$7	$13

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2013 and 2012

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

On January 18, 2012, Cheviot Financial completed a second step reorganization and sale of common stock. Prior to the completion of the second step conversion, Cheviot Financial was a federal corporation and mid-tier holding company. Following the reorganization, Cheviot Financial is the Maryland chartered holding company of the Savings Bank.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2012. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.         Principles of Consolidation

The accompanying consolidated financial statements as of and for the nine months ended September 30, 2013 and 2012 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.         Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. The Corporation’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. In addition, the Corporation may borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2013 and December 31, 2012, the Corporation had $20.1 million and $24.3 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $122.6 million and $136.6 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September, 2013 and 2012

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

The Corporation’s primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities. For the nine months ended September 30, 2013, loan originations totaled $85.8 million, compared to $87.0 million for the nine months ended September 30, 2012.

Total deposits decreased $19.2 million during the nine months ended September 30, 2013, while total deposits increased $2.6 million, net of fair value adjustments on time deposits, during the nine months ended September 30, 2012. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contracts as of September 30, 2013.

	Payments due by period
	Less than 1 year	More than 1-3 years	More than 4-5 years	More than 5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$1,161	$2,290	$13,266	$3,391	$20,108
Certificates of deposit	115,807	92,079	27,563	-	235,449
Lease obligations	150	114	116	219	599

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	1,877	-	-	-	1,877
Home equity lines of credit	28,171	-	-	-	28,171
Commercial lines of credit	1,277	-	-	-	1,277
Undisbursed loans in process	2,913	-	-	-	2,913

Total contractual obligations	$151,356	$94,483	$40,945	$3,610	$290,394

Cheviot Financial is committed to maintaining a strong liquidity position and management monitors the Corporation’s liquidity position on a daily basis. The Corporation anticipates that it will have sufficient funds to meet current funding commitments. Based on deposit retention experience and current pricing strategy, it is anticipated that a significant portion of maturing time deposits will be retained.

At September 30, 2013 and 2012, we exceeded all applicable regulatory capital requirements. Core (Tier 1) capital was $77.9 million and $78.2 million, or 13.5% and 12.6% of total assets at September 30, 2013 and 2012, respectively. In order to be classified as “well-capitalized” under federal banking regulations, the Corporation was required to have core capital of at least $35.7 million, or 6.0% of assets as of September 30, 2013. To be classified as a well-capitalized bank, the Corporation must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At September 30, 2013 and 2012, the Corporation had a total risk-based capital ratio of 25.5% and 26.3%, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

4.         Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 208,251 and 248,206 unallocated shares held by the ESOP for the nine months ended September 30, 2013 and 2012, respectively.

	For the nine months ended September 30,		For the three months ended September 30,
	2013	2012	2013	2012

Weighted-average common shares outstanding (basic)	6,942,409	7,438,013	6,628,648	7,348,351

Dilutive effect of assumed exercise of stock options	6,798	6,947	6,819	6,695

Weighted-average common shares outstanding (diluted)	6,949,207	7,444,960	6,635,467	7,355,046

5.         Stock Option Plan

The Corporation provides a Stock Incentive Plan that provides for grants of up to 416,517 stock options. During 2012 and 2011 approximately 5,600 and 3,771 stock options were granted subject to a five year vesting period in which the options granted will vest ratably annually. For the nine months ended September 30, 2013, no shares have been granted. The shares in the plan and the shares granted have been adjusted to reflect the exchange ratio of 0.857 for the second step conversion that occurred in 2012.

On April 23, 2013, shareholders of the Corporation approved the 2013 Equity Incentive Plan. The Plan provides for grants of up to 467,500 stock options. As of the date of the report, no grants or option awards have been made under the 2013 Equity Incentive Plan.

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

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the nine months ended September 30, 2013, the Corporation recorded $17,000 in after-tax compensation cost for equity-based awards that vested during the nine months ended September 30, 2013. The Corporation has $36,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2013, which is expected to be recognized over a weighted-average vesting period of approximately 2.1 months.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

5.         Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of September 30, 2013 and the year ended December 31, 2012 as well as the changes during the period then ended are presented below:

	Nine months ended September 30, 2013		Year ended December 31, 2012
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of period	370,339	$12.80	425,600	$11.10
Stock conversion	-	-	(60,861)	1.76
Granted	-	-	5,600	8.30
Exercised	-	-	-	-
Forfeited	(400)	8.30	-	-

Outstanding at end of period	369,939	$12.80	370,339	$12.80

Options exercisable at period-end	359,177	$12.91	353,022	$12.96

Options expected to be exercisable at year-end

Fair value of options granted		NA		$1.28

The following information applies to options outstanding at September 30, 2013:

Number outstanding				369,939
Exercise price				$8.30 - $15.90
Weighted-average exercise price				$12.91
Weighted-average remaining contractual life				2.1 years

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

For the nine months ended September 30, 2013 and 2012

6.         Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2013 and December 31, 2012 are shown below.

	September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$167,050	$16	$8,045	$159,021
Municipal obligations	3,035	97	94	3,038
Corporate securities	1,920	504	-	2,424

	$172,005	$617	$8,139	$164,483

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$192,247	$550	$92	$192,705
Municipal obligations	3,037	222	1	3,258

	$195,284	$772	$93	$195,963

Unrealized gains and losses on investments and mortgage backed securities, net of taxes, are shown on the Corporation’s consolidated financial statements as an adjustment to shareholders’ equity.

The amortized cost of investment securities at September 30, 2013, by contractual term to maturity, are shown below.

September 30, 2013
(In thousands)

Less than one year	$5,000
One to five years	41,060
Five to ten years	65,752
More than ten years	58,273
170,085
Corporate securities	1,920
$172,005

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

6.         Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at September 30, 2013 and December 31, 2012 are shown below.

	September 30, 2013
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$706	$23	$1	$728
Federal National Mortgage Association adjustable-rate participation certificates	6,179	65	1	6,243
Government National Mortgage Association adjustable-rate participation certificates	2,727	94	-	2,821

	$9,612	$182	$2	$9,792

Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$268	$9	$1	$276
Federal National Mortgage Association adjustable-rate participation certificates	230	5	-	235
Government National Mortgage Association adjustable-rate participation certificates	2,723	111	-	2,834

	$3,221	$125	$1	$3,345

	December 31, 2012
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$925	$129	$1	$1,053
Federal National Mortgage Association adjustable-rate participation certificates	1,738	46	1	1,783
Government National Mortgage Association adjustable-rate participation certificates	3,136	57	-	3,193

	$5,799	$232	$2	$6,029

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

6.         Investment and Mortgage-backed Securities (continued)

	December 31, 2012
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In thousands)
Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$318	$7	$1	$324
Federal National Mortgage Association adjustable-rate participation certificates	296	9	-	305
Government National Mortgage Association adjustable-rate participation certificates	2,967	176	-	3,143

	$3,581	$192	$1	$3,772

The amortized cost of mortgage-backed securities, including those designated as available for sale, at September 30, 2013, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

September 30, 2013
(In thousands)

Due in one year or less	$844
Due in one year through five years	3,462
Due in five years through ten years	4,738
Due in more than ten years	3,789

$12,833

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2013:

	Less than 12 months			12 months or longer			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
	(Dollars in thousands)
U.S. Government agency securities	24	$135,289	$6,785	4	$16,723	$1,260	28	$152,012	$8,045
Municipal obligations	1	185	1	1	621	93	2	806	94
Corporate stocks	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	8	56	1	9	119	2	17	175	3

Total temporarily impaired securities	33	$135,530	$6,787	14	$17,463	$1,355	47	$152,993	$8,142

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

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

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans and fair value adjustments arising from the First Franklin acquisition. The Corporation has approximately $3.5 million of net operating losses to carryforward for the next 20 years. These losses are subject to the Internal Revenue Code section 382 limitations which allow approximately $1.1 million of the losses on an annual basis to offset current year taxable income.

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

7.         Income Taxes (continued)

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the periods ended September 30, 2013 and 2012:

	2013	2012
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$479	$1,183
Increase (decrease) in taxes resulting primarily from:
Stock compensation	8	(24)
Nontaxable interest income	(29)	(29)
Cash surrender value of life insurance	(123)	(245)
Other	(4)	5

Federal income taxes per financial statements	$331	$890

Effective tax rate	23.5%	25.6%

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

8.         Disclosures About Fair Value of Assets and Liabilities (continued)

Fair Value Measurements at September 30, 2013 and December 31, 2012

	Quoted prices
	in active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Securities available for sale at September 30, 2013:
U.S. Government agency securities	-	$159,021	-
Municipal obligations	-	$3,038	-
Corporate securities	-	$2,424	-
Mortgage-backed securities	-	$9,792	-

Securities available for sale at December 31, 2012:
U.S. Government agency securities	-	$192,705	-
Municipal obligations	-	$3,258	-
Mortgage-backed securities	-	$6,029	-

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. In addition, on the acquisition date the Corporation independently fair valued $25.0 million of First Franklin’s impaired loans, as well as $173.2 million of performing loans. First Franklin’s impaired loans subject to fair value write-downs are not included in Cheviot Financial’s non-performing loan totals. Such loans are considered performing under Topic ASC 310-30, even though the loans are contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and the resulting loss provisions or future period yield adjustments. The fair values were obtained using independent appraisals, which the Corporation considers to be Level 2 inputs. The aggregate carrying amount of the Corporation’s impaired originated loans was approximately $3.5 million and $5.7 million at September 30, 2013 and December 31, 2012, respectively.

The Corporation has real estate acquired through foreclosure totaling $4.2 million and $4.0 million at September 30, 2013 and December 31, 2012, respectively. Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs. At September 30, 2013 all real estate acquired through foreclosure was carried at fair value.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

8.         Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents fair value measurements for the Company’s financial instruments which are not recognized at fair value in the accompanying statements of financial position on a recurring or nonrecurring basis.

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2013:
Financial assets:
Cash and cash equivalents	$15,873	$15,873	$—	$—
Investment securities	164,483	—	164,483	—
Mortgage-backed securities	13,013	—	13,013	—
Loans receivable - net	337,048	—	337,048	—
Federal Home Loan Bank stock	8,651	—	8,651	—
Accrued interest receivable	1,745	—	1,745	—
Financial liabilities:
Deposits	471,493	—	471,493	—
Advances from the Federal Home Loan Bank	20,108	—	20,108	—
Advances by borrowers for taxes and insurance	1,671	—	1,671	—
Accrued interest payable	75	—	75	—

December 31, 2012:
Financial assets:
Cash and cash equivalents	$25,114	$25,114	$—	$—
Investment securities	195,963	—	195,963	—
Mortgage-backed securities	9,610	—	9,610	—
Loans receivable - net	304,414	—	340,414	—
Federal Home Loan Bank stock	8,651	—	8,651	—
Accrued interest receivable	2,264	—	2,264	—
Financial liabilities:
Deposits	490,646	—	490,646	—
Advances from the Federal Home Loan Bank	24,314	—	24,314	—
Advances by borrowers for taxes and insurance	2,331	—	2,331	—
Accrued interest payable	90	—	90	—

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

9.         Effects of Recent Accounting Pronouncements (continued)

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. We do not expect the adoption of these provisions to have a significant impact on the Corporations’s consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at September 30, 2013:

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

Deposits: The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at September 30, 2013. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit: For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At September 30, 2013, the fair value of the derivative loan commitments was not material.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

10.       Fair Value of Financial Instruments (continued)

The estimated fair values of the Corporation’s financial instruments at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
Financial assets
Cash and cash equivalents	$15,873	$15,873	$25,114	$25,114
Investment securities	164,483	164,483	195,963	195,963
Mortgage-backed securities	13,013	13,137	9,610	9,801
Loans receivable - net	337,048	352,717	340,414	381,018
Accrued interest receivable	1,745	1,745	2,264	2,264
Federal Home Loan Bank stock	8,651	8,651	8,651	8,651

	$540,813	$556,606	$582,016	$622,811

Financial liabilities
Deposits	$471,493	$470,581	$490,646	$490,017
Advances from the Federal Home Loan Bank	20,108	20,315	24,314	24,920
Advances by borrowers for taxes and insurance	1,671	1,671	2,331	2,331
Accrued interest payable	75	75	90	90

	$493,347	$492,642	$517,381	$517,358

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

11.       Intangible Assets

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings in March 2011 totaling $11.6 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Corporation did not recognize any impairment during the quarter ended September 30, 2013. The carrying amount of the goodwill at September 30, 2013 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the quarter ended September 30, 2013, no such adjustments were recorded. The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at September 30, 2013 was $587,000 with $711,000 in accumulated amortization as of that date.

As of September 30, 2013, the current year and estimated future amortization expense for the core deposit intangible was:

	2013	$47
	2014	149
	2015	116
	2016	110
	2017	110
	2018	55

Total		$587

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

12.       Financing Receivables

The recorded investment in loans was as follows as of September 30, 2013:

	One-to four-
	Family	Multi-family
	Residential	Residential	Construction		Commercial	Consumer	Total
	(In thousands)

Purchased loans	$84,196	$7,639	$-		$30,424	$1,968	$124,227
Credit quality discount	(1,257)	(159)	-		(1,550)	(1,042)	(4,008)
Purchased loans book value	82,939	7,480	-		28,874	926	120,219
Originated loans (1)	158,512	15,337	5,320	(2)	40,893	732	220,794

Ending balance	$241,451	$22,817	$5,320		$69,767	$1,658	$341,013

(1)	Includes loans held for sale
(2)	Before consideration of undisbursed Loans-in-process

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of September 30, 2013.

		Credit
	Non-impaired	Impaired
	Purchased Loans	Purchased Loans
	(In thousands)	(In thousands)

One-to-four family residential	$79,631	$3,308
Multi-family residential	6,423	1,057
Construction	-	-
Commercial	21,321	7,553
Consumer	845	81

Total	$108,220	$11,999

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

12.       Financing receivables (continued)

The following summarizes activity in the allowance for credit losses:

	September 30, 2013
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Allowance for loan losses:

Beginning balance	$1,823	$172	$1	$153	$11	$2,160
Provision	901	23	8	(7)	-	925
Charge-offs	(1,545)	-	-	-	(1)	(1,546)
Recoveries	31	-	-	-	-	31

Ending balance	$1,210	$195	$9	$146	$10	$1,570

Originated loans:
Individually evaluated for impairment	$67	$-	$-	$-	$-	$67

Purchased loans:
Individually evaluated for impairment	$43	$-	$-	$-	$-	$43

Originated loans:
Collectively evaluated for impairment	$780	$195	$9	$146	$10	$1,140

Purchased loans:
Loans acquired with deteriorated credit quality	$320	$-	$-	$-	$-	$320

Loans receivable:

Ending balance	$241,451	$22,817	$5,320	$69,767	$1,658	$341,013

Ending balance:
Individually evaluated for impairment (1)	$82,051	$6,518	$-	$22,213	$845	$111,627

Ending balance:
Collectively evaluated for impairment	$156,092	$15,242	$5,320	$40,001	$732	$217,387

Ending balance:
Loans acquired with deteriorated credit quality	$3,308	$1,057	$-	$7,553	$81	$11,999

(1)   Includes loans acquired from First Franklin with outstanding balances of $108,220 at September 30, 2013.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

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

For the nine months ended September 30, 2013 and 2012

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

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at September 30, 2013
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$155,838	$15,242	$5,320	$39,101	$732	$216,233
Special mention	-	-	-	-	-	-
Substandard	2,674	95	-	1,792	-	4,561
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$158,512	$15,337	$5,320	$40,893	$732	$220,794

Originated Loans at December 31, 2012
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$148,771	$13,579	$1,243	$32,699	$716	$197,008
Special mention	-	-	-	-	-	-
Substandard	5,390	94	-	1,599	-	7,083
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$154,161	$13,673	$1,243	$34,298	$716	$204,091

	Purchased Loans at September 30, 2013
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$78,822	$7,424	$-	$26,956	$840	$114,042
Special mention	891	-	-	-	-	891
Substandard	3,226	56	-	1,918	86	5,286
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$82,939	$7,480	$-	$28,874	$926	$120,219

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

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

The following tables summarize loans by delinquency, nonaccrual status and impaired loans:

	Age Analysis of Past Due Originated Loans Receivable As of September 30, 2013
							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)

Real Estate:
1-4 family Residential	$460	$2,420	$2,880	$156,092	$2,420	$158,512	$-
Multi-family Residential	-	95	95	15,242	95	15,337	-
Construction	-	-	-	5,320	-	5,320	-
Commercial	-	892	892	40,001	892	40,893	-
Consumer	-	-	-	732	-	732	-

Total	$460	$3,407	$3,867	$217,387	$3,407	$220,794	$-

	Age Analysis of Past Due Originated Loans Receivable As of December 31, 2012
							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total Loan	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)

Real Estate:
1-4 family Residential	$1,116	$5,002	$6,118	$149,159	$5,002	$154,161	$-
Multi-family	-	94	94	13,579	94	13,673	-
Construction	-	-	-	1,243	-	1,243	-
Commercial	547	620	1,167	33,678	620	34,298	-
Consumer	-	-	-	716	-	716	-

Total	$1,663	$5,716	$7,379	$198,375	$5,716	$204,091	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

12.       Financing receivables (continued)

	Age Analysis of Past Due Purchased Loans Receivable As of September 30, 2013
							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)
Real Estate:
1-4 family Residential	$1,431	$2,764	$4,195	$80,175	$2,764	$82,939	$-
Multi-family Residential	-	56	56	7,424	56	7,480	-
Construction	-	-	-	-	-	-	-
Commercial	22	1,474	1,496	27,400	1,474	28,874	-
Consumer	1	2	3	924	2	926	-

Total	$1,454	$4,296	$5,750	$115,923	$4,296	$120,219	$-

	Age Analysis of Past Due Purchased Loans Receivable As of December 31, 2012
							Recorded
							Investment
	>30-89 Days	Greater than	Total Past	Current &		Total Loan	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)
Real Estate:
1-4 family Residential	$2,890	$3,446	$6,336	$91,595	$3,446	$95,041	$-
Multi-family	-	-	-	10,193	-	10,193	-
Construction	-	-	-	-	-	-	-
Commercial	693	1,519	2,212	31,349	1,519	32,868	-
Consumer	-	7	7	968	7	975	-

Total	$3,583	$4,972	$8,555	$134,105	$4,972	$139,077	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

12.      Financing receivables (continued)

	Impaired Loans As of September 30, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Purchased loans
with a credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$3,233	$3,233	$-	$3,582	$21
Multi-family	1,057	1,057	-	1,060	-
Construction	-	-	-	-	-
Commercial	7,553	7,553	-	8,037	10
Consumer	81	81	-	81	-
Total	$11,924	$11,924	$-	$12,760	$31
Purchased loans
with a credit quality discount and an allowance recorded:
Real Estate:
1-4 family Residential	$32	$75	$43	$22	$1
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$32	$75	$43	$22	$1
Purchased loans
with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$1,964	$1,964	$-	$1,844	$65
Multi-family Residential	56	56	-	28	2
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	20	-
Total	$2,020	$2,020	$-	$1,892	$67
Purchased loans with an allowance recorded:
Real Estate:
1-4 family Residential	$-	$-	$-	$74	$-
Multi-family Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$-	$-	$-	$74	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

12.       Financing receivables (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Originated loans with no related allowance recorded
Real Estate:
1-4 family	$2,309	$2,309	$-	$2,898	$21
Residential
Multi-family
Residential	95	95	-	94	-
Construction	-	-	-	-	-
Commercial	892	892	-	644	24
Consumer	-	-	-	-	-
Total	$3,296	$3,296	$-	$3,636	$45
Originated loans with an allowance recorded:
Real Estate:
1-4 family	$119	$186	$67	$533	$4
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	80	-
Consumer	-	-	-	-	-
Total	$119	$186	$67	$613	$4
Total:
Real Estate:
1-4 family	$7,657	$7,767	$110	$8,953	$112
Residential
Multi-family
Residential	1,208	1,208	-	1,182	2
Construction	-	-	-	-	-
Commercial	8,445	8,445	-	8,761	34
Consumer	81	81	-	101	-
Total	$17,391	$17,501	$110	$18,997	$148

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

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

For the nine months ended September 30, 2013 and 2012

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

12.       Financing receivables (continued)

Modifications As of September 30, 2013

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	4	$316	$312
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	2	848	840
Consumer	-	-	-

Modifications For the nine months ended September 30, 2013

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:
1-4 Family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2013 and 2012

12.       Financing receivables (continued)

Modifications As of December 31, 2012
Post-Modification
		Pre-Modification	Outstanding
	Number of	Outstanding Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	16	$1,508	$1,508
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	1	754	754
Consumer	-	-	-

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:
1-4 Family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

The modifications related to interest only payments ranging from a three to nine month period. Due to the short term cash flow deficiency, no related allowance was recorded as a result of the restructurings. The collateral value was updated with recent appraisals which gave no indication of impairment

13.       Completion of Plan of Conversion

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

Recent Developments

On April 23, 2013, shareholders approved the 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan provides for the grant of up to 467,500 options to buy shares of common stock and the awards of shares of restricted stock. As of the date of this report, no stock grants or option awards have been made under the 2013 Equity Incentive Plan.

Subsequent to September 30, 2013 the Corporation amended the authorization of a stock repurchase plan. Under this program the Corporation is authorized to repurchase 341,845 shares constituting 5% of the outstanding shares of common stock.

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

The analysis has two components, specific and general allocations. Specific allocations are made for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, the loan is written down to fair value. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Management also analyzes historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance. Actual loan losses may be significantly more than the allowances that has been established which could result in a material negative effect on financial results.

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

Discussion of Financial Condition Changes at September 30, 2013 and December 31, 2012

Total assets decreased $40.2 million, or 6.4%, to $591.7 million at September 30, 2013, from $632.0 million at December 31, 2012. The decrease in total assets primarily reflects a $31.5 million decrease in investment securities as $106.2 million in investment securities matured during the nine months ended September 30, 2013 and a $3.4 million decrease in loans receivable as a result of selling $33.3 million of loans in the secondary market.

Cash, federal funds and interest-earning deposits decreased $9.2 million, or 36.8% to $15.9 million at September 30, 2013. The decrease in cash and cash equivalents at September 30, 2013 was due to a $11.2 million decrease in federal funds sold and a decrease of $407,000 in cash and due from banks, which was partially offset by an increase of $2.4 million in interest-earning deposits. Investment securities decreased $31.5 million, or 16.1%, to $164.5 million at September 30, 2013. The decrease in investment securities is primarily the result of $106.2 million of investment securities maturing, which was partially offset by investing approximately $80.9 million in U.S. Government agencies and $1.9 million in corporate securities during the nine months ended September 30, 2013. At September 30, 2013, all investment securities were classified as available for sale.

Mortgage-backed securities increased $3.4 million, or 35.4%, to $13.0 million at September 30, 2013, from $9.6 million at December 31, 2012. The increase in mortgage-backed securities was due primarily to the purchase of $5.0 million in mortgage-backed securities designated as available for sale, which was partially offset by $1.5 million in principal repayments. At September 30, 2013, $9.8 million of mortgage-backed securities were classified as available for sale, while $3.2 million were classified as held to maturity. As of September 30, 2013, none of the mortgage-backed securities were considered other than temporarily impaired.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at September 30, 2013 and December 31, 2012 (continued)

Loans receivable, including loans held for sale, decreased $3.4 million, or 1.0%, to $337.0 million at September 30, 2013, from $340.4 million at December 31, 2012. The change in net loans receivable reflects loan sales totaling $33.3 million and loan principal repayments of $53.3 million, which were partially offset by loan originations of $85.8 million. In addition, approximately $2.4 million in loans receivable were transferred to real estate acquired through foreclosure. The change in the composition of the Corporation’s assets reflects management’s decision to service our customer base by originating loans for sale and recording gains, while simultaneously managing interest rate risk. Due to increases in mortgage interest rates and customer demand, loan originations decreased during the period.

The allowance for loan losses totaled $1.6 million and $2.2 million at September 30, 2013 and December 31, 2012, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing the Corporation’s historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $925,000 provision for losses on loans during the nine months ended September 30, 2013 reflected these factors, as well as, replenishing the allowance for charge-offs and the need to provide approximately $796,000 in specific reserves for nine residential properties with principal balances totaling $2.0 million that were transferred to real estate owned during the nine months ended September 30, 2013. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2013.

Originated non-performing and impaired loans totaled $3.5 million and $5.7 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, originated non-performing and impaired loans were comprised of thirty-three loans secured by one- to four-family residential real estate totaling $2.5 million, one multi-family loan totaling $95,000 and five commercial and non-residential loans totaling $892,000. At September 30, 2013 and December 31, 2012 real estate acquired through foreclosure was $4.2 million and $4.0 million, respectively. The allowance for loan losses represented 35.4% and 28.7% of Cheviot Financial’s originated non-performing and impaired loans at September 30, 2013 and December 31, 2012, respectively. Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect results of operations.

Deposits totaled $471.5 million at September 30, 2013, a decrease of $19.2 million, or 3.9% from $490.6 million at December 31, 2012. Advances from the Federal Home Loan Bank of Cincinnati decreased by $4.2 million, or 17.3%, to $20.1 million at September 30, 2013, from $24.3 million at December 31, 2012. The decrease is a result of approximately $4.1 million in repayments during the nine months ended September 30, 2013.

Shareholders’ equity decreased $14.8 million, or 13.7%, from December 31, 2012. The decrease primarily resulted from purchasing 759,654 shares through the stock buyback program at a total cost of $8.6 million, dividend payments on common stock of $1.9 million and an increase in the unrealized loss on securities designated as available for sale of $5.4 million. These decreases were partially offset by net income of $1.1 million.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at September 30, 2013 and December 31, 2012 (continued)

Liquidity and Capital Resources

The Corporation monitors its liquidity position on a daily basis using reports that summarize all deposit activity and loan commitments. A significant portion of the deposit base is comprised of time deposits. At September 30, 2013, $115.8 million of time deposits are due to mature within one year. The daily deposit activity report allows management to price time deposits competitively. Because of this and the Corporation’s deposit retention experience, the Corporation anticipates that a significant portion of maturing time deposits will be retained. At September 30, 2013, the Corporation had loan commitments of $1.9 million. Loan commitments are funded or expire within 45 days from the date of the commitment.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $4.2 million during the nine months ended September 30, 2013 and totaled $20.1 million at September 30, 2013. At September 30, 2013, the Corporation had the ability to increase such borrowings by approximately $122.6 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments. The Corporation’s other borrowings were primarily limited to $599,000 of lease obligations.

Comparison of Operating Results for the Nine-Month Period Ended September 30, 2013 and 2012

General

Net earnings for the nine months ended September 30, 2013 totaled $1.1 million, a $1.5 million decrease from the $2.6 million in net earnings reported for the September 2012 period. The decrease in net earnings reflects a decrease in net interest income of $772,000 and a decrease in other income of $1.3 million and an increase in general, administrative and other expense of $73,000, which were partially offset by a decrease of $65,000 in the provision for losses on loans and a decrease in the provision for federal income taxes of $559,000.

Net Interest Income

Total interest income decreased $1.8 million, or 10.8%, to $14.6 million for the nine-months ended September 30, 2013, from the comparable quarter in 2012. Interest income on loans decreased $2.0 million, or 14.4%, to $11.8 million during the 2013 period from $13.8 million for the 2012 period. This decrease was due primarily to a $30.9 million decrease in the average balance of loans outstanding and a 32 basis point decrease in the average yield to 4.71% from 5.03% in the 2013 nine month period.

Interest income on mortgage-backed securities decreased $22,000, or 13.9%, to $136,000 for the nine months ended September 30, 2013, from $158,000 for the 2012 period, due primarily to a 16 basis point decrease in the average yield and a $650,000 decrease in the average balance of securities outstanding period to period. Interest income on investment securities increased $233,000, or 11.0%, to $2.4 million for the nine months ended September 30, 2013, compared to $2.1 million for the same period in 2012, due primarily to an increase of $21.6 million, or 14.1%, in the average balance of investment securities outstanding, which was partially offset by a 5 basis point decrease in the average yield to 1.79% for the 2013 period. Interest income on other interest-earning deposits decreased $1,000, or 0.3%, to $290,000 for the nine months ended September 30, 2013, as compared to the same period in 2012.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2013 and 2012 (continued)

Interest expense decreased $1.0 million, or 23.1%, to $3.3 million for the nine months ended September 30, 2013, from $4.3 million for the same period in 2012. Interest expense on deposits decreased by $841,000, or 23.2%, to $2.8 million from $3.6 million, due primarily to a $16.1 million decrease in the average balance outstanding, which was partially offset by 20 basis point decrease in the average cost of deposits to 0.77% during the 2013 period. Interest expense on borrowings decreased by $161,000, or 22.7%, due primarily to a $6.1 million, or 21.6%, decrease in the average balance outstanding and a 5 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $772,000, or 6.4%, to $11.3 million for the nine months ended September 30, 2013. The average interest rate spread decreased 9 basis points to 2.81% for the nine months ended September 30, 2013 from 2.90% for the nine months ended September 30, 2012. The net interest margin decreased to 2.85% for the nine months ended September 30, 2013 from 2.94% for the nine months ended September 30, 2012.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $925,000 provision for losses on loans for the nine months ended September 30, 2013 and $990,000 for the nine months ended September 30, 2012. Non-performing originated loans were 1.6% and 2.8% of net originated loans at September 30, 2013 and December 31, 2012, respectively. The 2013 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on the Corporation’s historical loss experience and other external factors. These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income

Other income decreased $1.3 million, or 39.2%, to $2.0 million for the nine months ended September 30, 2013, compared to the same period in 2012, due primarily to a loss of $255,000 on sale of office premises and equipment comprised of the former Franklin Savings headquarters, a decrease in the gain on sale of loans of $710,000 and the absence during the 2013 period of a gain on death benefits from life insurance of $492,000.

General, Administrative and Other Expense

General, administrative and other expense increased $73,000, or 0.7%, to $11.0 million for the nine months ended September 30, 2013, from $10.9 million for the comparable period in 2012. The increase is a result of an increase of $227,000 in other operating expense. The increase in other operating expense is a result of real estate tax expense for real estate acquired through foreclosure.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2013 and 2012 (continued)

Federal Income Taxes

The provision for federal income taxes decreased $559,000, or 62.8%, for the nine months ended September 30, 2013. Cheviot Financial has approximately $3.5 million in remaining operating loss carryforwards to offset future taxable income for 20 years. These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. The effective tax rate for the nine months ended September 30, 2013 and 2012 was 23.5% and 25.6%, respectively.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2013 and 2012

General

Net earnings for the three months ended September 30, 2013 totaled $21,000, a $478,000 decrease from the $499,000 earnings reported in the September 2012 period. The decrease in net earnings reflects a decrease of $625,000 in other income, primarily mortgage banking fee income and a decrease of $388,000 in net interest income, which was partially offset by a decrease of $5,000 in the provision for losses on loans, a decrease in general, administrative and other expenses of $280,000 and by a decrease of $250,000 in the provision for federal income taxes.

Net Interest Income

Total interest income decreased $686,000, or 12.8%, to $4.7 million for the three-months ended September 30, 2013, from the comparable quarter in 2012. Interest income on loans decreased $583,000, or 13.2%, to $3.8 million during the 2013 quarter from $4.4 million for the 2012 quarter. This decrease was due primarily to a $18.6 million, or 5.3%, decrease in the average balance of loans outstanding and by a 42 basis point decrease in the average yield on loans to 4.55% for the 2013 quarter from 4.97% for the three months ended September 30, 2012.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2013 and 2012

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2013 and 2012 (continued)

Net Interest Income (continued)

Interest income on mortgage-backed securities increased $5,000, or 10.2%, to $54,000 for the three months ended September 30, 2013, from $49,000 for the comparable 2012 quarter, due primarily to a $2.1 million, or 20.2% increase in the average balance of securities outstanding, which was partially offset by a 16 basis point decrease in the average yield. Interest income on investment securities decreased $99,000, or 12.2%, to $712,000 for the three months ended September 30, 2013, compared to $811,000 for the same quarter in 2012, due primarily to a decrease of $16.4 million, or 9.0% in the average balance of investment securities outstanding and by a 6 basis point decrease in the average yield to 1.73% in the 2013 quarter. Interest income on other interest-earning deposits decreased $9,000, or 8.7% to $94,000 for the three months ended September 30, 2013.

Interest expense decreased $298,000, or 21.9% to $1.1 million for the three months ended September 30, 2013, from $1.4 million for the same quarter in 2012. Interest expense on deposits decreased by $249,000, or 21.8%, to $894,000, from $1.1 million, due primarily to a 17 basis point decrease in the average cost of deposits to 0.75% and a $21.7 million, or 4.4% decrease in the average balance of deposits outstanding. The decrease in the average cost of deposits is due to the overall changes in the deposit composition and lower market rates for the period. Interest expense on borrowings decreased by $49,000, or 22.3%, due primarily to a $5.5 million decrease in the average balance outstanding, and due to a 5 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $388,000, or 9.7%, to $3.6 million for the three months ended September 30, 2013, as compared to the same quarter in 2012. The average interest rate spread decreased to 2.75% for the three months ended September 30, 2013 from 2.82% for the three months ended September 30, 2012. The net interest margin decreased to 2.79% for the three months ended September 30, 2013 from 2.89% for the three months ended September 30, 2012.

Provision for Losses on Loans

Management recorded a $585,000 provision for losses on loans for the three months ended September 30, 2013, compared to a $590,000 provision for losses on loans for the three months ended September 30, 2012. The provision for loan losses during the three months ended September 30, 2013 reflects the amount necessary to maintain an adequate allowance based on the historical loss experience and other external factors. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income

Other income decreased $625,000, or 55.0%, to $511,000 for the three months ended September 30, 2013, compared to the same quarter in 2012. The decrease is due primarily to a decrease in the gain on sale of loans of $583,000.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2013 and 2012

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2013 and 2012 (continued)

General, Administrative and Other Expense

General, administrative and other expense decreased $280,000, or 7.3%, to $3.6 million for of the three months ended September 30, 2013. This decrease is primarily a result of a decrease in employee compensation and benefits of $153,000, a decrease in real estate owned impairment of $161,000 and a decrease in property, payroll and other taxes of $90,000, which was partially offset by an increase in other operating expense of $234,000 as a result of real estate tax expense for real estate acquired through foreclosure.

Federal Income Taxes

The provision for federal income taxes decreased $250,000, or 128.9%, for the three months ended September 30, 2013. Cheviot Financial has approximately $3.5 million in remaining operating loss carryforwards to offset future taxable income for 20 years. These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. There was a tax benefit for the three months ended September 30, 2013 of $56,000.

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

As of June 30, 2013, the Corporation had completed the repurchase of 759,654 shares at an average price of $11.22 pursuant to the program. We did not purchase any shares during the last three months.

Subsequent to September 30, 2013 the Corporation amended the authorization of a stock repurchase plan. Under this program the Corporation is authorized to repurchase 341,845 shares constituting 5% of the outstanding shares of common stock.

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

Date: November 12, 2013	By:	/s/ Thomas J. Linneman
Thomas J. Linneman
President and Chief Executive Officer

Date: November 12, 2013	By:	/s/ Scott T. Smith
Scott T. Smith
Chief Financial Officer

