Form 10-K
period 2013-12-31
Cheviot Financial Corp.
filed 2014-03-11
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2013 was $70.5 million.

As of February 25, 2014, there was issued and outstanding 6,818,703 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).
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

The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.  Cheviot Financial Corp.’s executive offices are located at 3723 Glenmore Avenue, Cheviot, Ohio 45211, and its telephone number at this address is (513) 661-0457.  At December 31, 2013, we had consolidated assets of $587.1 million, deposits of $469.4 million and shareholders’ equity $90.9 million.  References to Cheviot Financial Corp., or the Company refer to the predecessor corporation where appropriate.

Cheviot Savings Bank

Cheviot Savings Bank (the “Bank”) was established in 1911 as an Ohio-chartered savings and loan association.  Following our reorganization, we became an Ohio-chartered stock savings and loan.  Our primary business activity is the origination of one- to four-family real estate loans.  To a lesser extent, we originate construction, multi-family, commercial real estate and consumer loans.  We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities.  At December 31, 2013, the Bank’s tangible core and risk-based capital ratios were 13.5%, 13.5% and 25.3%, respectively levels well in excess of regulatory requirements.

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

We believe that we have developed products and services that meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to expand the range of products and services that we offer to be more competitive in our market area. Marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

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

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within our primary market area.  We will sell a portion of our fixed-rate loans into the secondary market. We also originate commercial real estate loans, including multi-family residential real estate loans, construction loans, business lines of credit and consumer loans.  Our loan portfolio decreased to $336.8 million at December 31, 2013 from $340.4 million at December 31, 2012.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$236,236	69.23%	$249,202	72.62%	$290,808	75.14%
Multi-family residential	22,805	6.68	23,866	6.96	26,210	6.77
Construction	7,141	2.09	1,243	0.36	4,390	1.13
Commercial (2)	47,450	13.91	42,148	12.28	42,491	10.98
Other real estate	4,726	1.39	5,134	1.50	5,311	1.37
Commercial business	20,579	6.03	19,884	5.79	15,592	4.03
Consumer (3)	2,278	0.67	1,691	0.49	2,210	0.58

Total loans	341,215	100.00%	343,168	100.00%	387,012	100.00%

Less:
Undisbursed portion of loans in process	3,157		933		1,478
Deferred loan origination fees	(476)		(339)		(209)
Allowance for loan losses	1,697		2,160		1,447

Total loans, net	$336,837		$340,414		$384,296

	At December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$195,801	84.76%	$220,714	88.05%
Multi-family residential	8,594	3.72	9,114	3.64
Construction	7,081	3.06	4,868	1.94
Commercial (2)	13,422	5.81	11,321	4.51
Other real estate	—	—	—	—
Commercial business	5,907	2.56	4,604	1.84
Consumer (3)	207	0.09	51	0.02

Total loans	231,012	100.00%	250,672	100.00%

Less:
Undisbursed portion of loans in process	4,482		2,696
Deferred loan origination fees	(150)		(51)
Allowance for loan losses	1,242		1,025

Total loans, net	$225,438		$247,002

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes land loans.
(3)	For all dates, includes loans secured by deposit accounts.

Loan Maturity Schedule. The following tables set forth certain information as of December 31, 2013 and December 31, 2012, regarding the amount of loans maturing in our portfolio.  Demand loans and loans with no stated maturity are reported as due within one year.

	At December 31, 2013
	Within One Year	One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$9,743	$20,763	$22,592	$65,568	$104,338	$13,232	$236,236
Multi-family residential	1,634	3,561	3,990	12,199	1,421	—	22,805
Construction	471	1,008	1,104	3,239	1,319	—	7,141
Commercial	3,232	7,040	7,883	24,091	5,204	—	47,450
Other real estate	285	630	717	2,260	834	—	4,726
Commercial business	1,653	3,583	3,986	11,357	—	—	20,579
Consumer	141	308	347	1,071	411	—	2,278
Total loans	$17,159	$36,893	$40,619	$119,785	$113,527	$13,232	$341,215

	At December 31, 2012
	Within One Year	One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$8,986	$19,232	$21,047	$48,311	$131,406	$20,220	$249,202
Multi-family residential	1,336	2,959	3,385	10,759	5,427	—	23,866
Construction	106	228	252	559	98	—	1,243
Commercial	2,577	5,611	6,280	19,179	8,501	—	42,148
Other real estate	281	623	713	2,269	1,248	—	5,134
Commercial business	1,247	2,718	3,047	9,322	3,550	—	19,884
Consumer	345	741	605	—	—	—	1,691
Total loans	$14,878	$32,112	$35,329	$90,399	$150,230	$20,220	$343,168

Fixed and Adjustable-Rate Loan Schedule. The following tables set forth at December 31, 2013 and December 31, 2012, the dollar amount of all fixed-rate and adjustable-rate loans and home equity lines of credit due after December 31, 2014 and December 31, 2013, respectively.

	At December 31, 2013 and Due After December 31, 2014
	Fixed	Floating or Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$127,969	$98,524	$226,493
Multi-family residential	11,962	9,209	21,171
Construction	4,796	1,874	6,670
Commercial	24,293	19,925	44,218
Other real estate	2,509	1,932	4,441
Commercial business	10,693	8,233	18,926
Consumer	2,137	—	2,137
Total loans	$184,359	$139,697	$324,056

	At December 31, 2012 and Due After December 31, 2013
	Fixed	Floating or Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$122,510	$117,706	$240,216
Multi-family residential	11,490	11,040	22,530
Construction	1,137	—	1,137
Commercial	20,181	19,390	39,571
Other real estate	2,475	2,378	4,853
Commercial business	9,505	9,132	18,637
Consumer	1,346	—	1,346
Total loans	$168,644	$159,646	$328,290

Residential Mortgage Loans. Cheviot Savings Bank originates mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2013, one- to four-family residential mortgage loans totaled $236.2 million, or 69.2% of our total loan portfolio.  At December 31, 2013, our one- to four-family residential loan portfolio consisted of 46.4% adjustable-rate loans and 56.6% of fixed-rate loans. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

Our residential mortgage loans generally have terms from 10 to 30 years and amortize on a monthly basis with principal and interest due each month. As of December 31, 2013, we offered the following residential mortgage loan products:

●	Fixed-rate loans of various terms;

●	Adjustable-rate loans;

●	Home equity lines of credit;

●	Loans tailored for first time home buyers;

●	Construction/permanent loans;

●	Short-term (bridge) loans; and

●	No cost loans.

Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers refinance or prepay loans at their option without penalty. Our residential mortgage loans customarily contain “due on sale” clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership in the mortgage property.

We currently sell a portion of our conforming fixed-rate loans in the secondary market and hold the remaining fixed-rate loans and adjustable-rate loans in our portfolio. During the years ended December 31, 2013 and 2012, we sold $39.6 million and $76.9 million, respectively, in loans, the majority of which was sold servicing retained.  As interest rates that are used to price mortgages rose during the latter half of 2013, the demand for loans decreased significantly.  As a result, our loans originated for sale as well as held in portfolio decreased.  In order to address these changes in our market place, we reduced the number of employees committed to our mortgage operation business.  We lend up to a maximum loan-to-value ratio of 97% on mortgage loans secured by owner-occupied properties, with the condition that private mortgage insurance is required on first mortgage loans with a loan-to-value ratio in excess of 85%. The first time home buyer program allows up to 97% financing and requires private mortgage insurance.  During the years ended December 31, 2013 and 2012, we originated $6.1 million and $4.2 million, respectively in loans under this program.  As of December 31, 2013, these loans were performing in accordance with the original terms.  To a lesser extent, we originate non-conforming loans that are tailored to the needs of the local community.

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

During the year ended December 31, 2013, we had new loan originations of $18.7 million of which were adjustable-rate loans and $84.4 million were fixed-rate loans.  During the year ended December 31, 2012, we originated $10.2 million in gross adjustable-rate loans and $113.0 million in gross fixed-rate loans.

Included in residential mortgage loans at December 31, 2013 were $8.7 million of home equity lines of credit and $2.9 million of home equity loans.  Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residential properties. We are attempting to increase our originations of home equity lines of credit.  We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 85% including senior liens on the subject property and with a maximum loan to appraised value of ratio 80% when the senior lien is held elsewhere. We currently offer these loans for terms of up to 20 years, and with adjustable rates that are tied to the prime rate.

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of land and/or developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic and projected cash flow, current and projected occupancy, location, physical condition and credit worthiness of the borrower. At December 31, 2013, our commercial real estate portfolio totaled $52.2 million, or 15.3%, of total loans. A majority of our commercial real estate loans are secured by properties in Hamilton County. Our commercial real estate portfolio is diverse as to borrower and property type.

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

Multi-Family Loans. At December 31, 2013, $22.8 million, or 6.7%, of our total loan portfolio consisted of loans secured by multi-family real estate. We originate fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 25 years. We generally lend up to 80% of the property’s appraised value. Appraised values are determined by an outside independent appraiser that we designate. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

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

At December 31, 2013, construction loans represented $7.1 million, or 2.1%, of Cheviot Savings Bank’s total loans. At December 31, 2013, the unadvanced portion of these construction loans totaled $3.2 million.

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

Consumer Loans.  During 2010, we began offering automobile loans to our customers.  In addition, on a limited basis, we make loans secured by deposit accounts up to 90% of the amount of the depositor’s collected deposit account balance.  At December 31, 2013, consumer loans totaled $2.3 million, or 0.7%, of total loans.

Commercial Business Loans.  We originate commercial business lines of credit and loans, which are secured by non-real estate business assets such as equipment, receivables and inventories.  We focus on the origination of commercial business loans in amounts between $50,000 and $250,000.  At December 31, 2013, commercial business loans totaled $20.6 million, or 6.0%, or total loans.

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

Loan Originations, Purchases, Sales and Servicing. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period. Our volume of commercial real estate lending has increased during 2013 as a result of our effort to emphasize relationship banking.

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

Loans to One Borrower. State savings and loan institutions are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  Our loans to one borrower limit under this regulation at December 31, 2013 was $12.0 million.  Our policy generally provides that loans to one borrower (or related borrowers) should not exceed $4.0 million (excluding the borrower’s principal residence). However, the board of directors may approve loans in greater amounts and may amend this limitation annually based on the asset growth and capital position of Cheviot Savings Bank.

At December 31, 2013, the largest aggregate credit exposure to one borrower consisted of one loan totaling $6.0 million.  This loan is secured by commercial real estate and was performing in accordance with contractual terms. There were 30 additional credit relationships, including committed amounts, in excess of $1.0 million at December 31, 2013.  All of the loans extended under these credit relationships were performing as of December 31, 2013.

Asset Quality

General. One of our key operating objectives has been, and continues to be, to maintain a high asset quality. Our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures have resulted in our historical ratios of non-performing loans to total loans being lower than those of our peers.  Our originated impaired and non-performing loans totaled $3.0 million, or 1.3% of net originated loans at December 31, 2013, and $5.7 million, or 2.8% of net originated loans at December 31, 2012.  We have addressed the consequences of a weakening national and local economy by adhering to our conservative underwriting standards and limiting our exposure on one- to four-family residential investment properties.

Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. Cheviot Savings Bank has implemented certain loan tracking policies and collection procedures to ensure effective management of classified assets. Cheviot Savings Bank generally sends a written notice of non-payment to its borrower after a loan is first past due. If payment has not been received within a reasonable time period, personal contact efforts are attempted by telephone or by letter. If no payment is received the following month, a letter stating that the borrower is two months behind is mailed indicating that the borrower needs to contact our collections department, and make payment arrangements. If the borrower has missed two consecutive payments, a demand letter will be sent by certified mail. On all accounts that are not current ten days after the completion of the last step set forth above our collection manager or staff member contacts the borrower by phone at their home and if necessary, at their place of employment in order to establish communications with the borrower concerning the delinquency and to try to establish a meeting with the borrower to determine what steps are needed to bring the borrower to a current status. If contact with the borrower by telephone is unsuccessful and the loan becomes 60 days delinquent, Cheviot Savings Bank sends a letter stating its intention to begin foreclosure procedures. If no satisfactory agreement has been reached with the borrower within 15 days after the foreclosure intention letter, the Collection Resolution Committee will consider the status of the delinquency and may authorize Cheviot Savings Bank’s attorney to send a letter to the borrower advising the borrower that foreclosure proceedings will be initiated and setting forth the conditions which could forestall the foreclosure. In selected cases, Cheviot Savings Bank may make an economic decision to forego foreclosure and work with the borrower to-bring the loan current. Repayment schedules may be entered into with chronically delinquent borrowers if management determines this resolution is more advantageous to Cheviot Savings Bank.

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

Marketing real estate owned generally involves listing the property for sale. Cheviot Savings Bank maintains the real estate acquired through foreclosure in good condition to enhance its marketability.  As of December 31, 2013, we held 20 properties classified as real estate owned totaling $3.3 million and at December 31, 2012, we held 25 properties classified as real estate owned totaling $4.0 million.  At December 31, 2013, our three largest real estate properties acquired through foreclosure were a residential home, a land lot and a one-to-four family residence totaling in the aggregate $1.7 million.  These properties are insured by Cheviot Savings Bank.  Cheviot Savings Bank takes actions to ensure that a property does not deteriorate due to neglect while held as real estate owned.  New appraisals are ordered at the time Cheviot Savings Bank takes ownership of the property.  Updated appraisals may be ordered at future dates depending on the availability of automated estimated value reports, the stability of then-existing market conditions, the continued maintenance of the property and the existence of zoning or environmental changes.  We work with preapproved real estate agents to sell the property.

Delinquent Loans and Non-performing Loans and Assets. Our policies require that the collection manager monitor the status of the loan portfolios and report to the board of directors on a monthly and quarterly basis. These reports include information on delinquent loans, criticized and classified assets, foreclosed real estate and our plans to cure the delinquent status of the loans.

It is Cheviot Savings Bank’s policy to underwrite single-family residential loans up to a 97% loan-to-value ratio and all other loans (multi-family, construction, commercial and consumer) on no more than an 85% loan-to-value ratio.  We generally stop accruing interest on our one-to four-family residential, construction and commercial loans when interest or principal payments are 90 days in arrears. Consumer loans are comprised of loans secured by deposits, automobile loans and unsecured loans with Cheviot Savings Bank. Such loans are placed on non-accrual status should they become 90 days delinquent. We will stop accruing interest earlier when the timely collectibility of such interest or principal is doubtful.

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

The following table sets forth certain information regarding delinquencies in our loan portfolio.

	30 to 59 Days Delinquent		60 to 89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
	(Dollars in thousands)

At December 31, 2013:
Real Estate Loans:
One- to four-family residential (1)	$3,101	0.92%	$1,035	0.31%	$5,494	1.63%
Multi-family residential	55	0.02	—	—	95	0.03
Construction	—	—	—	—	—	—
Commercial (2)	—	—	23	0.01	1,355	0.40
Other real estate	314	0.09	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer (3)	10	0.00	—	—	18	0.01
Total delinquent loans	$3,480	1.03%	$1,058	0.32%	$6,962	2.07%

At December 31, 2012:
Real Estate Loans:
One- to four-family residential (1)	$2,617	0.76%	$1,390	0.41%	$8,448	2.46%
Multi-family residential	—	—	—	—	94	0.03
Construction	—	—	—	—	—	—
Commercial (2)	—	—	—	—	443	0.13
Other real estate	693	0.20	547	0.16	477	0.14
Commercial business	—	—	—	—	1,219	0.36
Consumer (3)	—	—	—	—	7	—
Total delinquent loans	$3,310	0.96%	$1,937	0.57%	$10,688	3.12%

At December 31, 2011:
Real Estate Loans:
One- to four-family residential (1)	$3,240	0.84%	$3,281	0.85%	$10,150	2.64%
Multi-family residential	—	—	—	—	396	0.10
Construction	—	—	—	—	—	—
Commercial (2)	—	—	—	—	477	0.13
Other real estate	—	—	129	0.03	471	0.12
Commercial business	641	0.17	67	0.02	615	0.16
Consumer (3)	—	—	—	—	10	—
Total delinquent loans	$3,881	1.01%	$3,477	0.90%	$12,119	3.15%

At December 31, 2010:
Real Estate Loans:
One- to four-family residential (1)	$588	0.26%	$429	0.19%	$4,695	2.08%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial (2)	—	—	46	0.02	160	0.07
Other real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$588	0.26%	$475	0.21%	$4,855	2.15%

At December 31, 2009:
Real Estate Loans:
One- to four-family residential (1)	$995	0.40%	$879	0.36%	$2,229	0.90%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial (2)	47	0.02	—	—	—	—
Other real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	217	0.09
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$1,042	0.42%	$879	0.36%	$2,446	0.99%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts for all years and auto loans beginning in 2010.

Delinquencies decreased comparing year end 2013 to the same period in 2012.  The increase in delinquencies from December 31, 2010 to December 31, 2011 resulted primarily from our acquisition of First Franklin Corporation.  As part of the acquisition, we acquired $239,000 in loans that were 30 to 59 days delinquent, $2.8 million in loans that were 60 to 89 days delinquent and $5.8 million in loans that were 90 days or more delinquent.  Based on our most recent appraisals of the properties securing these loans, we believe the collateral value supports the loan balances as of December 31, 2013.

The following tables set forth information regarding impaired and non-performing loans and assets. At December 31, 2013, originated loans and assets consisted of loans and assets of Cheviot Savings Bank, excluding the loans and assets acquired from The Franklin Savings and Loan Company, while purchased loans consisted of loans and assets acquired from The Franklin Savings and Loan Company on March 16, 2011 that remained with us.

	At December 31, 2013	At December 31, 2012	At December 31, 2011
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Non-accrual and impaired real estate originated loans:
One- to four-family residential (1)	$2,207	$5,002	$5,311
Multi-family residential	95	94	96
Construction	—	—	—
Commercial (2)	679	620	—
Other real estate	—	—	338
Commercial business	—	—	—
Consumer (3)	—	—	—
Total non-accruing originated loans	2,981	5,716	5,745
Accruing originated loans delinquent 90 days or more	—	—	—
Total non-performing originated loans	2,981	5,716	5,745
Real estate acquired through foreclosure	2,077	2,749	2,435
Total non-performing originated assets	$5,058	$8,465	$8,180

Non-performing originated assets to total assets	0.86%	1.34%	1.33%
Non-performing originated loans to net originated loans	1.34%	2.83%	2.71%

Non-accrual and impaired real estate purchased loans:
One- to four-family residential (1)	$3,287	$3,446	$4,839
Multi-family residential	—	—	300
Construction	—	—	—
Commercial (2)	676	1,519	813
Other real estate	—	—	97
Commercial business	—	—	315
Consumer (3)	18	7	10
Total non-accruing purchased loans	3,981	4,972	6,374
Accruing purchased loans delinquent 90 days or more	—	—	—
Total non-performing purchased loans	3,981	4,972	6,374
Real estate acquired through foreclosure	1,207	1,231	1,360
Total non-performing purchased assets	$5,188	$6,203	$7,734

Non-performing purchased assets to total assets	0.96%	0.98%	1.25%
Non-performing purchased loans to net purchased loans	2.62%	4.13%	3.71%

Non-accrual real estate loans:
One- to four-family residential (1)	$5,494	$8,448	$10,150
Multi-family residential	95	94	396
Construction	—	—	—
Commercial (2)	1,355	2,139	813
Other real estate	—	—	435
Commercial business	—	—	315
Consumer (3)	18	7	10
Total non-accruing loans (4)	6,962	10,688	12,119
Accruing loans delinquent 90 days or more	—	—	—
Total non-performing loans	6,962	10,688	12,119
Real estate acquired through foreclosure	3,284	3,980	3,795
Total non-performing assets	$10,246	$14,668	$15,914

Non-performing assets to total assets	1.75%	2.32%	2.58%
Non-performing loans to net loans	2.07%	3.14%	3.15%

	At December 31,
	2010	2009
	(Dollars in thousands)

Non-accrual real estate loans:
One- to four-family residential (1)	$4,695	$2,229
Multi-family residential	—	—
Construction	—	—
Commercial (2)	160	—
Other real estate	—	—
Commercial business	—	217
Consumer (3)	—	—
Total non-accruing loans (4)	4,855	2,446
Impaired loans	—	—
Accruing loans delinquent 90 days or more	—	—
Total non-performing loans	4,855	2,446
Real estate acquired through foreclosure	2,007	2,048
Total non-performing assets	$6,862	$4,494

Non-performing assets to total assets	1.92%	1.31%
Non-performing loans to net loans	2.15%	0.99%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts for all years and automobile loans beginning in 2010.
(4)
For the year ended December 31, 2013 and the year ended December 31, 2012, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $528,000 and $1.2 million, respectively. $198,000 and $964,000 in interest income was recorded on such loans during the year ended December 31, 2013 and the year ended December 31, 2012, respectively.

Non-performing and impaired originated loans totaled $3.0 million and $5.7 million at December 31, 2013 and 2012, respectively.  At December 31, 2013, total non-performing and impaired loans including loans purchased totaled $7.0 million.

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

As of the year ended December 31, 2013, Cheviot Savings Bank had total troubled debt restructurings of $2.2 million.  There were four one- to four-family residential loans totaling $316,000  and four commercial loan totaling $1.9 million in troubled debt restructurings during the year.   During the year ended December 31, 2013, there was one troubled debt commercial loan totaling $754,000 that subsequently defaulted.  During the year ended December 31, 2012, Cheviot Savings Bank had total troubled debt restructurings of $6.0 million. There were 16 one- to four-family residential loans totaling $1.5 million and one commercial loan totaling $754,000 in troubled debt restructurings during the year. These loans were modified due to short term concessions with no impairment as Cheviot Savings Bank expects to recognize the full amount of the commitment.  Cheviot Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.

In addition to troubled debt restructurings, we modify loans to reduce interest rates in the event of reductions in market rates.  Except for these interest rate reductions, we do not otherwise modify loans unless such loans are to be classified as troubled debt restructurings.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss.  An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Cheviot Savings Bank will establish a charge-off of the loan pursuant to Accounting Standards Codification Topic 310, “Receivables”.  The following table sets forth information regarding classified assets as of December 31, 2013, 2012 and 2011.

	At December 31,
	2013	2012	2011
	(In thousands)
Classification of Assets:
Substandard	$10,036	$13,362	$14,683
Doubtful	—	—	—
Loss	—	—	—
Total Classified Assets	$10,036	$13,362	$14,683
Special Mention	$—	$108	$1,093

At December 31, 2013, substandard assets were $10.0 million.  The assets consisted of seventy-three one- to four-family residential loans with an aggregate principal balance of $6.4 million,  eleven commercial real estate loans with an aggregate principal balance of $3.5 million and four multi-family residential and consumer loans totaling approximately $113,000.

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

At December 31, 2013 and 2012, our allowance for loan losses was $1.7 million and $2.2 million, respectively.  Our ratio of the allowance for loan losses as a percentage of originated net loans receivable was 0.58% and 0.81% at December 31, 2013 and 2012, respectively.  Applicable accounting guidance requires us to book assets acquired in an acquisition, such as loans, at their fair value, and without the related allowance for loan losses as reflected on the target entity’s financial statements.

Following the completion of our acquisition of First Franklin Corporation, we recorded $25.0 million of purchased credit-impaired loans subject to a fair value adjustment of $5.5 million.  The method of measuring the carrying value of purchased loans differs from loans that we originate.  Accordingly, we record purchased loans and purchased loans with a credit quality discount at fair value and  our own originated loans at amortized cost.

The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$2,160	$1,447	$1,242	$1,025	$709

Charge- offs:
One- to four-family residential (1)	(1,928)	(537)	(482)	(277)	(537)
Multi-family residential	—	—	—	—	—
Construction	—	—	(21)	—	—
Commercial (2)	(8)	(31)	—	(56)	—
Other real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer (3)	(1)	—	(5)	—	—
Total charge-offs	(1,937)	(568)	(508)	(333)	(537)

Recoveries:
One- to four-family residential (1)	31	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial (2)	—	—	—	—	—
Other real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer (3)	—	1	13	—	—
Total recoveries	31	1	13	—	—

Net charge-offs	(1,906)	(567)	(495)	(333)	(537)

Provision for losses on loans	1,443	1,280	700	550	853

Balance at end of period	$1,697	$2,160	$1,447	$1,242	$1,025

Total loans receivable, net (1)	$336,837	$340,414	$384,296	$225,438	$247,002

Average loans receivable outstanding (1)	$335,615	$359,940	$367,063	$240,224	$253,302

Allowance for loan losses as a percent of originated net loans receivable	0.58%	0.81%	0.68%	0.55%	0.41%

Net loans charged off as a percent of average loans outstanding	0.57%	0.16%	0.14%	0.14%	0.21%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts for all years and auto loans beginning in 2010.

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

	At December 31, 2013			At December 31, 2012
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$1,352	$236,236	69.23%	$1,823	$249,202	72.62%
Multi-family residential	194	22,805	6.68	172	23,866	6.96
Construction	9	7,141	2.09	1	1,243	0.36
Commercial (2)	85	47,450	13.91	96	42,148	12.28
Other real estate	9	4,726	1.39	12	5,134	1.50
Commercial business	37	20,579	6.03	45	19,884	5.79
Consumer (3)	11	2,278	0.67	11	1,691	0.49

Total	$1,697	$341,215	100.00%	$2,160	$343,168	100.00%

	At December 31,
	2011			2010
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$978	$290,808	75.14%	$979	$195,801	84.76%
Multi-family residential	162	26,210	6.77	49	8,594	3.72
Construction	13	4,390	1.13	33	7,081	3.06
Commercial (2)	191	42,491	10.98	125	13,422	5.81
Other real estate	24	5,311	1.37	—	—	—
Commercial business	70	15,592	4.03	55	5,907	2.56
Consumer (3)	9	2,210	0.58	1	207	0.09

Total	$1,447	$387,012	100.00%	$1,242	$231,012	100.00%

	At December 31,
	2009
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$959	$220,714	88.05%
Multi-family residential	17	9,114	3.64
Construction	21	4,868	1.94
Commercial (2)	20	11,321	4.51
Other real estate	—	—	—
Commercial business	8	4,604	1.84
Consumer (3)	—	51	0.02
Total	$1,025	$250,672	100.00%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	For all dates, includes loans secured by deposit accounts. Also includes automobile loans beginning December 31, 2010.

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

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments - Debt and Equity Securities.”  Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if we have the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders’ equity, respectively.  During 2013, we purchased $80.9 million of investment securities that were classified as available for sale and $1.9 million in corporate securities.  During 2012, we purchased $211.2 million of investment securities that were classified as available for sale and acquired $20.1 million of securities as part of our acquisition of First Franklin Corporation that we classified as available for sale.  Specifically, in our acquisition of First Franklin Corporation, we acquired $3.0 million of fixed-rate mortgage-backed securities, $1.5 million of adjustable-rate mortgage-backed securities, $1.6 million of municipal obligations and $14.0 million of investment securities.  All other investment and mortgage-backed securities purchases have been classified as held-to-maturity.  Realized gains or losses on sales of securities are recognized using the specific identification method.

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

Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities with short term maturities, and U.S. government and agency obligations and municipal obligations with maturities in excess of 10 years.  We monitor our investment portfolio for losses that may be considered other than temporary.  At December 31, 2013 and December 31, 2012, all unrealized losses on securities are viewed by management to be temporary.  At December 31, 2013, the amortized cost of our investment and mortgage-backed securities portfolio was $177.4 million, while the estimated fair value was $166.5 million.  At December 31, 2012, the amortized cost of our investment and mortgage-backed securities portfolio was $204.7 million, while the estimated fair value was $205.8 million.  While the changes in principal value do not impact our net income, such changes will affect our stated book value and tangible book on a given date.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
			(In thousands)
Investment securities held to maturity:
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Total investment securities held to maturity	—	—	—	—	—	—

Mortgage-backed securities held to maturity:
Freddie Mac	253	261	318	324	382	388
Fannie Mae	212	218	296	305	410	417
Ginnie Mae	2,651	2,751	2,967	3,143	3,375	3,510
Total mortgage-backed securities held to maturity	3,116	3,230	3,581	3,772	4,167	4,315

Total investments and mortgage-backed securities held to maturity	3,116	3,230	3,581	3,772	4,167	4,315

Investment securities available for sale:
U.S. Government and agency securities	160,063	148,349	192,247	192,705	117,731	117,871
Municipal obligations	3,035	3,015	3,037	3,258	3,039	3,171
Corporate securities	1,920	2,578	—	—	—	—
Total investment securities available for sale	165,018	153,942	195,284	195,963	120,770	121,042

Mortgage-backed securities available for sale:
Freddie Mac	677	710	925	1,053	1,137	1,180
Fannie Mae	5,940	5,944	1,738	1,783	2,624	2,666
Ginnie Mae	2,622	2,707	3,136	3,193	3,548	3,613
Total mortgage-backed securities available for sale	9,239	9,361	5,799	6,029	7,309	7,459

Total investment and mortgage-backed securities available for sale	174,257	163,303	201,083	201,992	128,079	128,501

Total investment and mortgage-backed securities	$177,373	$166,533	$204,664	$205,764	$132,246	$132,816

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2013. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2013
	One Year or Less		More Than One Year through Five Years		More Than Five Years through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities held to maturity:
U.S. Government and agency obligations	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%
Municipal obligations	—	—	—	—	—	—	—	—	—	—	—
Total investment securities held to maturity	—	—	—	—	—	—	—	—	—	—	—

Mortgage-backed securities held to maturity:
Freddie Mac	253	2.66	—	—	—	—	—	—	253	261	2.66
Fannie Mae	212	2.26	—	—	—	—	—	—	212	218	2.26
Ginnie Mae	2,651	1.70	—	—	—	—	—	—	2,651	2,751	1.70
Total mortgage backed securities held to maturity	3,116	1.82	—	—	—	—	—	—	3,116	3,230	1.82

Investment securities available for sale:	—	—	—	—	—	—	—	—	—	—	—
U.S. Government and agency obligations	—	—	32,674	1.11	40,496	1.42	86,893	1.87	160,063	148,349	1.60
Municipal obligations	—	—	1,208	4.03	880	4.19	947	4.48	3,035	3,015	4.21
Corporate securities	1,920	5.25	—	—	—	—	—	—	1,920	2,578	5.25
Total investment securities available for sale	1,920	5.25	33,882	1.21	41,376	1.48	87,840	1.90	165,018	153,942	1.69
Mortgage-backed securities available for sale:
Freddie Mac	677	4.18	—	—	—	—	—	—	677	710	4.18
Fannie Mae	5,940	2.28	—	—	—	—	—	—	5,940	5,944	2.28
Ginnie Mae	2,622	1.81	—	—	—	—	—	—	2,622	2,707	1.81
Total mortgage backed securities available for sale	9,239	2.29	—	—	—	—	—	—	9,239	9,361	2.29
Total investment and mortgage-backed securities	$14,275	2.59%	$33,882	1.21%	$41,376	1.48%	$87,840	1.90%	$177,373	$166,533	1.72%

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

Savings, NOW and money market rates are generally determined monthly by our President and Chief Executive Officer. Certificate of deposit rates are generally determined weekly by our President and Chief Executive Officer. When we determine our deposit rates, we consider liquidity needs, local competition, Federal Home Loan Bank advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 51.8%, 47.7% and 43.8% of total deposits at December 31, 2013, 2012 and 2011, respectively.  At December 31, 2013, 2012 and 2011, certificates of deposit with remaining terms to maturity of less than one year amounted to $109.5 million, $124.4 million and $129.7 million, respectively.

The following tables set forth the types of deposit accounts offered by us at the dates indicated.

	At December 31, 2013			At December 31, 2012
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW accounts	$86,667	18.46%	0.09%	$83,346	16.99%	0.09%
Passbook accounts	35,217	7.50	0.08	33,712	6.87	0.01
Money market demand deposits	121,268	25.84	0.20	116,891	23.82	0.25
Total demand, transaction and passbook deposits	243,152	51.80	0.14	233,949	47.68	0.16

Certificates of deposit
Due within one year	109,518	23.33	1.00	124,389	25.35	1.10
Over one year through three years	92,283	19.66	1.98	86,818	17.69	2.26
Over three years	24,434	5.21	1.43	45,490	9.28	2.02
Total certificates of deposit	226,235	48.20	1.45	256,697	52.32	1.66

Total	$469,387	100.00%	0.77%	$490,646	100.00%	0.94%

	At December 31, 2011
	Amount Amount	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW accounts	$76,170	15.47%	0.28%
Passbook accounts	33,388	6.78	0.15
Money market demand deposits	106,098	21.55	0.50
Total demand, transaction and passbook deposits	215,656	43.80	0.37

Certificates of deposit
Due within one year	129,706	26.35	1.31
Over one year through three years	78,459	15.94	2.35
Over three years	68,500	13.91	2.59
Total certificates of deposit	276,665	56.20	1.92

Total	$492,321	100.00%	1.24%

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2013
	Less than Six Months	Six Months to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)

2.00% and below	$50,456	$37,553	$35,720	$23,783	$147,512	65.20%
2.01% to 3.00%	1,203	8,874	44,987	373	55,437	24.50
3.01% to 4.00%	8,496	1,013	11,390	—	20,899	9.24
4.01% to 5.00%	1,758	165	186	278	2,387	1.06
5.01% to 6.00%	—	—	—	—	—	—
Total	$61,913	$47,605	$92,283	$24,434	$226,235	100.00%

	At December 31, 2012
	Less than Year	Year to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)

2.00% and below	$62,090	$45,996	$31,221	$20,477	$159,784	62.25%
2.01% to 3.00%	328	462	32,395	24,785	57,970	22.58
3.01% to 4.00%	5,689	257	21,003	51	27,000	10.52
4.01% to 5.00%	2,183	7,094	2,199	177	11,653	4.54
5.01% to 6.00%	71	219	—	—	290	0.11
Total	$70,361	$54,028	$86,818	$45,490	$256,697	100.00%

As of December 31, 2013, the aggregate amount of outstanding certificates of deposit at Cheviot Savings Bank in amounts greater than or equal to $100,000 was approximately $70.8 million. The following table presents the maturity of these certificates of deposit at such date.

Maturity Period	At December 31, 2013
(In thousands)

Less than three months	$7,615
Three to six months	8,605
Six months to one year	12,922
Over one year to three years	32,930
Over three years	8,767
Total	$70,839

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

	At or For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
FHLB Advances:
Maximum month end-end balance	$23,985	$30,854	$46,159
Balance at the end of period	$19,261	$24,314	$31,327
Average balance	$21,561	$27,445	$39,812

Weighted average interest rate at the end of period	3.69%	3.64%	3.63%
Weighted average interest rate during period	3.29%	3.34%	2.82%

Leases

The Corporation has lease obligations on four of its branch facilities.  The lease obligations listed below expire by 2014 with renewable terms.

(In thousands)

Less than 1 year	$120
More than 1-3 years	111
More than 1-3 years	108
More than 1-3 years	204
Total	$543

Employees

As of December 31, 2013, we had 86 full-time employees and 25 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Cheviot Savings Bank and Cheviot Financial Corp.  The description is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on Cheviot Savings Bank and Cheviot Financial Corp.

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

The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”).  On December 13, 2013, federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.  The final rule unexpectedly included within the interests subject to its restrictions collateralized debt obligations backed by trust-preferred securities (“TRUPs CDOs”).

The Dodd-Frank Act also required the Consumer Financial Board to issue regulations requiring lenders to make a reasonable, good faith determination as to the ability of a prospective borrower to repay a residential mortgage loan.  The “Ability to Repay” final rule, effective January 10, 2014, establishes a “qualified mortgage” safe harbor from liability for loans which have terms and features which are deemed to make the loan less risky.

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

Loans-to-One-Borrower

Pursuant to federal law, we generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate.  As of December 31, 2013, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

We are required by federal law to satisfy a qualified thrift lender (“QTL”) test under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.”  “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business.  A savings institution that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.  As of December 31, 2013, we maintained 73.2% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

At December 31, 2013, Cheviot Savings Bank met each of its capital requirements.

In July 2013, the federal banking agencies issued a final rule that will  revise the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the international Basel Committee on Banking Supervision and the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum leverage requirement of 4% of total assets, increases the minimum tier 1 capital to risk-weighted assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weighting (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised.  Additional restraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executives if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule becomes effective on January 1, 2015.  The capital conservation buffer requirements will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

In connection with the final capital rule described earlier, the federal banking agencies have adopted amendments, effective January 1, 2015, to the prompt corrective action framework.  The various categories will be revised to incorporate the new common equity capital requirement as well as the uniform 4% leverage requirement and the increase in the tier 1 to risk-based capital requirement.

Capital Distributions

Federal regulations restrict capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution.  A savings institution must file an application or notice with the Federal Deposit Insurance Corporation for approval of the capital distribution if (i) the total capital distributions for the applicable calendar year exceeds the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years that is still available for dividend, (ii) the institution would not be at least well capitalized following the distribution, (iii) the distribution would violate any applicable statute, regulation, agreement or written regulatory condition, or (iv) the institution is not eligible for expedited review of its filings (i.e., generally, institutions that do not have safety and soundness, compliance and Community Reinvestment Act ratings in the top two categories or fail a capital requirement).  Savings institutions that are a subsidiary of a holding company, which is the case with Cheviot Savings Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders.  Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed.  Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made.  At December 31, 2013, we were in compliance with these regulations.

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

Deposit Insurance

Cheviot Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  Deposit accounts in Cheviot Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor. In addition, certain non-interest-bearing transaction accounts were fully insured, regardless of the dollar amount, until December 31, 2012.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.  For the quarter ended December 31, 2013, the annualized Financing Corporation assessment was equal to .64 basis point of assessable deposits.

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

Holding Company Regulation

Cheviot Financial Corp. is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board, which replaced the Office of Thrift Supervision in that capacity due to the Dodd-Frank Act regulatory restructuring.  The Federal Reserve Board has enforcement authority over Cheviot Financial Corp. and its non-savings institution subsidiaries.  Among other things, that authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Cheviot Savings Bank.

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

Historically, savings and loan holding companies have not been subject to regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding companies within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institution will apply to savings and loan holding companies as of January 1, 2015.  As is the case with the savings bank subsidiary, the capital conservation buffer will be phased in between 2016 and 2019.

The Dodd-Frank Act extends the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy, which requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Cheviot Financial Corp. to pay dividends, repurchase shares of stock or otherwise engage in capital distributions.

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

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations.  However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of Cheviot Savings Bank’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes.  At December 31, 2013, Cheviot Savings Bank had pre-1988 bad debt reserves totaling approximately $1.0 million.  A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

MANAGEMENT

Executive Officers of Cheviot Financial Corp.

The following individuals hold the following executive officer positions with Cheviot Financial Corp.

Name	Age	Position

Thomas J. Linneman	60	President and Chief Executive Officer
Scott T. Smith	44	Chief Financial Officer

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

ITEM 1.B     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

We conduct our business through our main banking office located in Cheviot, Ohio, and other full-service branch offices located in Hamilton County, Ohio. The aggregate net book value of our premises and equipment was $11.5 million at December 31, 2013. The following table sets forth certain information with respect to our offices at December 31, 2013, including lease expiration dates for leased properties.

Location	Leased or Owned	Year Opened/ Acquired	Net Book Value
			(In thousands)
Main Office
3723 Glenmore Avenue Cheviot, Ohio 45211	Owned	1912	$4,994

Branches
5550 Cheviot Road Cincinnati, Ohio 45247	Owned	1982	268

6060 Bridgetown Road Cincinnati, Ohio 45248	Owned	1991	386

1194 Stone Road Harrison, Ohio 45030	Owned	1997	513

5791 Glenway Avenue	Owned – building	2003	755
Cincinnati, Ohio 45238	Leased – land June 2022

585 Anderson Ferry Road Cincinnati, Ohio 45238	Owned	2006	1,021

7072 Harrison Avenue Cincinnati, Ohio 45247	Owned	2006	1,362

2000 Madison Road	Owned	1981	769
Cincinnati, Ohio 45208

7615 Reading Road Cincinnati, Ohio 45237	Leased February 2014	1971	144

1100 West Kemper Road Cincinnati, Ohio 45240	Leased June 2014	1984	147

11186 Reading Road Cincinnati, Ohio 45241	Owned	1974	1,121

7944 Beechmont Avenue	Leased October 2014	2001	25
Cincinnati, Ohio 45255
			$11,505

ITEM 3.     LEGAL PROCEEDINGS

Cheviot Savings Bank in not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to its financial condition or results of operations.

ITEM 4.     MINE SAFETY DISCLOSURES

  Not applicable.

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

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2013	$11.47	$9.34	$0.09
June 30, 2013	11.94	10.91	0.09
September 30, 2013	11.49	10.37	0.09
December 31, 2013	11.25	9.78	0.09

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2012	$8.84	$7.15	$0.08
June 30, 2012	8.79	8.25	0.08
September 30, 2012	9.50	8.50	0.08
December 31, 2012	9.42	8.90	0.08

As of December 31, 2013, the Company had 1,184 stockholders of record.  Please see “Item 1. Business— Regulation—Capital Distributions” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Set forth below is information relating to the Company’s common stock repurchase activity during the fourth quarter of 2013.

Month	Total Number of Shares Purchased	Average Price Paid per share	Total shares purchased as part of a publicly announced program or plan	Maximum number of shares that may yet be purchased under the program or plan

October	—	$—	—	341,845
November	2,100	10.00	2,100	339,745
December	—	—	—	339,745

Set forth below is information as of December 31, 2013 regarding equity compensation plans.  Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	770,125	$12.80	218,332

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2013 is effective using these criteria.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

●	Report of Independent Registered Public Accounting Firm.

●	Consolidated Statements of Financial Condition at December 31, 2013 and 2012.

●	Consolidated Statements of Earnings for the Years Ended December 31, 2013 and 2012.

●	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011.

●	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

●	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Charter of Cheviot Financial Corp.(1)

3.2	Bylaws of Cheviot Financial Corp. (1)

4	Stock Certificate of Cheviot Financial Corp. (2)

10.1	Amended and Restated Employment Agreement with Thomas J. Linneman(3)

10.2	Three-Year Change in Control Agreement with Kevin M. Kappa(4)

10.3	Three-Year Change in Control Agreement with Jeffrey J. Lenzer(5)

10.4	Amended and Restated Directors Deferred Compensation Plan(6)

10.5	Tax Allocation Agreement(7)

10.6	Expense Allocation Agreement(8)

10.7	2005 Stock Based Incentive Plan(9)

10.8	Supplemental Insurance Plan(10)

10.9	Cash Bonus Plan(11)

10.10	2013 Equity Incentive Plan(12)

10.11	Three-Year Change in Control Agreement with Scott T. Smith(13)

13	Annual Report to Shareholders

14	Code of Ethics(14)

21	Subsidiaries of the Registrant(15)

23.1	Consent of Clark, Schaefer, Hackett & Co.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 12, 2011.

(2)	Incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 12, 2011.

(3)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on February 21, 2014.

(4)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission on February 21, 2014.

(5)	Incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission on February 21, 2014.

(6)	Incorporated by reference to Exhibit 10.5 on Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(7)	Incorporated by reference to Exhibit 10.5 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(8)	Incorporated by reference to Exhibit 10.6 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

(9)	Incorporated by reference to Exhibit A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on March 25, 2005.

(10)	Incorporated by reference to Exhibit 99 of the Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

(11)	Incorporated by reference to Exhibit 10.7 of the registration Statement on Form S-1 filed on September 12, 2011.

(12)	Incorporated by reference to the Appendix to the Proxy Statement as filed on March 13, 2013.

(13)	Incorporated by reference to Exhibit 10.4 of Form 8-K filed with the Securities and Exchange Commission on February 21, 2014.

(14)	Incorporated by reference to Exhibit 14 of the Form 10-K filed with the Securities and Exchange Commission on March 25, 2004.

(15)	Incorporated by reference to Exhibit 21 of the Form 10-K filed with the Securities and Exchange Commission on March 30, 2007.

(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEVIOT FINANCIAL CORP.

Date:	March 11, 2014	By:	/s/ Thomas J. Linneman
Thomas J. Linneman,
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas J. Linneman	By:	/s/ Scott T. Smith
	Thomas J. Linneman, President		Scott T. Smith, Chief Financial Officer
	and Chief Executive Officer		(principal financial officer and principal accounting officer)

Date:	March 11, 2014	Date:	March 11, 2014

By:	/s/ Edward L. Kleemeier	By:	/s/ John T. Smith
	Edward L. Kleemeier, Director		John T. Smith, Director

Date:	March 11, 2014	Date:	March 11, 2014

By:	/s/ Robert L. Thomas	By:	/s/ James E. Williamson
	Robert L. Thomas, Director		James E. Williamson, Director

Date:	March 11, 2014	Date:	March 11, 2014

By:	/s/ Steven R. Hausfeld
Steven R. Hausfeld, Director

Date:	March 11, 2014

