Form 10-Q
period 2014-03-31
Cheviot Financial Corp.
filed 2014-05-14
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No. 0-50529

CHEVIOT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	90-0789920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☒                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer ☐                  Accelerated filer   ☐                   Non-accelerated filer   ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No  ☒

As of May 14, 2014, the latest practicable date, 6,777,303 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                      No ☐

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2014 and December 31, 2013
(In thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Cash and due from banks	$14,605	$14,129
Federal funds sold	18,732	3,340
Interest-earning deposits in other financial institutions	6,479	4,643
Cash and cash equivalents	39,816	22,112

Investment securities available for sale – at fair value	140,702	153,942
Mortgage-backed securities available for sale - at fair value	9,130	9,361
Mortgage-backed securities held to maturity - at cost, approximate market value of $3,116 and $3,230 at March 31, 2014 and December 31, 2013, respectively	2,995	3,116
Loans receivable - net	331,369	336,134
Loans held for sale - at lower of cost or market	844	703
Real estate acquired through foreclosure - net	2,984	3,284
Office premises and equipment - at depreciated cost	11,330	11,505
Federal Home Loan Bank stock - at cost	8,651	8,651
Accrued interest receivable on loans	1,118	1,173
Accrued interest receivable on mortgage-backed securities	22	23
Accrued interest receivable on investments and interest-earning deposits	509	775
Goodwill	10,309	10,309
Core deposit intangible	493	540
Prepaid expenses and other assets	3,635	3,537
Bank-owned life insurance	15,849	15,733
Prepaid federal income taxes	584	1,284
Deferred federal income taxes	3,913	4,928

Total assets	$584,253	$587,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$466,635	$469,387
Advances from the Federal Home Loan Bank	17,801	19,261
Advances by borrowers for taxes and insurance	1,551	2,357
Accrued interest payable	67	71
Accounts payable and other liabilities	5,504	5,107
Total liabilities	491,558	496,183

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
Common stock - authorized 30,000,000 shares, $.01 par value; 6,793,903 and 6,834,803 shares issued at March 31, 2014 and December 31, 2013	76	76
Additional paid-in capital	56,795	57,215
Shares acquired by stock benefit plans	(1,574)	(1,574)
Retained earnings - restricted	42,642	42,439
Accumulated comprehensive loss, unrealized losses on securities available for sale, net of related tax benefit	(5,244)	(7,229)
Total shareholders’ equity	92,695	90,927

Total liabilities and shareholders’ equity	$584,253	$587,110

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

For the three months ended March 31, 2014 and 2013
(In thousands, except per share data)

	2014	2013
Interest income
Loans	$3,743	$4,074
Mortgage-backed securities	59	41
Investment securities	751	869
Interest-earning deposits and other	89	97
Total interest income	4,642	5,081

Interest expense
Deposits	770	967
Borrowings	149	193
Total interest expense	919	1,160

Net interest income	3,723	3,921

Provision for losses on loans	200	55

Net interest income after provision for losses on loans	3,523	3,866

Other income
Rental	25	41
Gain (loss) on sale of real estate acquired through foreclosure	25	(3)
Gain on sale of loans	67	238
Gain on sale of investment securities designated as available for sale	440	-
Earnings on bank-owned life insurance	116	120
Service fee income	370	360
Other operating	11	191
Total other income	1,054	947

General, administrative and other expense
Employee compensation and benefits	1,474	1,683
Occupancy and equipment	378	404
Property, payroll and other taxes	293	368
Data processing	160	148
Legal and professional	231	215
Advertising	75	75
FDIC expense	117	108
ATM processing expense	88	89
Real estate owned impairment	196	101
Core deposit intangible amortization	47	65
Other operating	357	431
Total general, administrative and other expense	3,416	3,687

Earnings before federal income taxes	1,161	1,126

Federal income taxes
Current	-	-
Deferred	346	335
Total federal income taxes	346	335

NET EARNINGS	$815	$791

EARNINGS PER SHARE
Basic	$.12	$.11
Diluted	$.12	$.11
Dividends declared per share	$.09	$.09

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For the three months ended March 31, 2014 and 2013
 (In thousands)

	2014	2013

Net earnings for the period	$815	$791

Other comprehensive loss, net of related tax expense (benefits):
Unrealized holding gains (losses) on securities during the period, net of tax expense (benefits) of $1,023 and $(153) for the periods ended March 31, 2014 and 2013, respectively	1,985	(297)

Comprehensive income	$2,800	$494

Accumulated comprehensive gain (loss)	$(5,244)	$303

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31, 2014 and 2013
 (In thousands)

	2014	2013
Cash flows from operating activities:
Net earnings for the period	$815	$791
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(3)	(7)
Depreciation	184	185
Charitable donation of real estate owned property	-	32
Amortization of deferred loan origination costs - net	14	(3)
Proceeds from sale of loans in the secondary market	3,886	16,590
Loans originated for sale in the secondary market	(4,002)	(13,877)
Gain on sale of loans	(67)	(238)
Gain on sale of investments designated as available for sale	(440)	-
Amortization of expense related to stock benefit plans	4	(1)
Provision for losses on loans	200	55
Amortization of fair value adjustments	(82)	(277)
(Gain) loss on real estate acquired through foreclosure	(21)	3
Impairment on real estate acquired through foreclosure	196	101
Net increase in cash surrender value of bank-owned life insurance	(116)	(120)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable on loans	55	37
Accrued interest receivable on mortgage-backed securities	1	1
Accrued interest receivable on investments and interest-earning deposits	266	384
Prepaid expenses and other assets	(98)	(215)
Accrued interest payable	(4)	4
Accounts payable and other liabilities	397	(1,774)
Federal income taxes
Current	346	-
Deferred	346	335
Net cash flows provided by operating activities	1,877	2,006

Cash flows provided by investing activities:
Principal repayments on loans	15,539	18,406
Loan disbursements	(11,215)	(14,942)
Purchase of investment securities – available for sale	-	(31,273)
Proceeds from maturity of investment securities – available for sale	15,000	61,175
Purchase of corporate securities	-	(1,920)
Proceeds from the sale of corporate securities	1,603	-
Principal repayments on mortgage-backed securities – available for sale	319	408
Principal repayments on mortgage-backed securities – held to maturity	121	102
Proceeds from the sale of real estate acquired through foreclosure	405	413
Purchase of office premises and equipment	(9)	(599)
Net cash flows provided by investing activities	21,763	31,770

Cash flows used in financing activities:
Net decrease in deposits	(2,655)	(4,283)
Repayments on Federal Home Loan Bank advances	(1,439)	(1,961)
Advances by borrowers for taxes and insurance	(806)	(851)
Stock option expense, net	4	5
Common stock repurchased	(428)	(2,549)
Dividends paid on common stock	(612)	(663)
Net cash flows used in financing activities	(5,936)	(10,302)

Net increase in cash and cash equivalents	17,704	23,474

Cash and cash equivalents at beginning of period	22,112	25,114

Cash and cash equivalents at end of period	$39,816	$48,588

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the three months ended March 31, 2014 and 2013
 (In thousands)

	2014	2013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$-	$-

Interest on deposits and borrowings	$923	$1,156

Supplemental disclosure of non-cash investing activities:
Transfer from loans to real estate acquired through foreclosure	$280	$1,165

Recognition of mortgage servicing rights	$26	$126

Deferred gain on real estate acquired through foreclosure	$4	$-

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2014 and 2013

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

On January 18, 2012, we completed our second step reorganization and sale of common stock. Prior to the completion of the second step conversion, Cheviot Financial was a federal corporation and mid-tier holding company. Following the reorganization Cheviot Financial is the Maryland chartered holding company of the Savings Bank.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.       Principles of Consolidation

The accompanying consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.       Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2014 and December 31, 2013, we had $17.8 million and $19.3 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $117.9 million and $132.6 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

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

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities. For the three months ended March 31, 2014, loan originations totaled $15.2 million, compared to $28.8 million for the three months ended March 31, 2013.

Total deposits decreased $2.7 million during the three months ended March 31, 2014, total deposits decreased $4.3 million during the three months ended March 31, 2013, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contracts as of March 31, 2014.

		Payments due by period
	Less	More than	More than	More
	than	1-3	4-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$870	$12,175	$2,244	$2,512	$17,801
Certificates of deposit	121,859	84,366	21,942	-	228,167
Lease obligations	77	111	118	189	495

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	1,096	-	-	-	1,096
Home equity lines of credit	21,406	-	-	-	21,406
Commercial lines of credit	999	-	-	-	999
Undisbursed loans in process	3,188	-	-	-	3,188

Total contractual obligations	$149,495	$96,652	$24,304	$2,701	$273,152

We are committed to maintaining a strong liquidity position and we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2014 and 2013, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $77.8 million and $77.4 million, or 13.6% and 12.8% of total assets at March 31, 2014 and 2013, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $35.0 million, or 6.0% of assets as of March 31, 2014. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At March 31, 2014 and 2013, we had a total risk-based capital ratio of 25.7% and 25.3%, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

4.       Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 168,300 and 208,251 unallocated shares held by the ESOP for the three months ended March 31, 2014 and 2013, respectively.

	For the three months ended
	March 31,
	2014	2013

Weighted-average common shares outstanding (basic)	6,653,983	7,300,012

Dilutive effect of assumed exercise of stock options	4,508	6,688

Weighted-average common shares outstanding (diluted)	6,658,491	7,306,700

5.       Stock Option Plan

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 416,517 stock options. During 2012, approximately 5,600 stock options were granted subject to a five year vesting period. The shares in the plan and the shares granted have been adjusted to reflect the exchange ratio of 0.857.

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

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three months ended March 31, 2014, the Corporation recorded $4,000 in after-tax compensation cost for equity-based awards that vested during the three months ended March 31, 2014. The Corporation has $24,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2014, which is expected to be recognized over a weighted-average vesting period of approximately 1.0 months.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

5.       Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of March 31, 2014, and changes during the period then ended is presented below:

	Three months ended		Year ended
	March 31, 2014		December 31, 2013
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	369,939	$12.80	370,339	$12.80
Stock conversion	-	-	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(400)	8.30

Outstanding at end of period	369,939	$12.80	369,939	$12.80

Options exercisable at period-end	359,177	$12.91	359,177	$12.91

Options expected to be exercisable at year-end

Fair value of options granted		NA		NA

The following information applies to options outstanding at March 31, 2014:

Number outstanding				369,939
Exercise price				$8.30 - $15.90
Weighted-average exercise price				$12.91
Weighted-average remaining contractual life				1.6 years

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

For the three months ended March 31, 2014 and 2013

6.       Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2014 and December 31, 2013 are shown below.

		March 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$145,071	$-	$8,520	$136,551
Municipal obligations	3,034	108	66	3,076
Corporate securities	758	317	-	1,075

	$148,863	$425	$8,586	$140,702

		December 31, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$160,063	$-	$11,714	$148,349
Municipal obligations	3,035	83	103	3,015
Corporate securities	1,920	658	-	2,578

	$165,018	$741	$11,817	$153,942

The amortized cost of investment securities at March 31, 2014, by contractual term to maturity, are shown below.

March 31,
2014
(In thousands)

One to five years	$29,444
Five to ten years	65,363
More than ten years	53,298
148,105
Corporate securities	758
$148,863

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at March 31, 2014 and December 31, 2013 are shown below.

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$665	$58	$1	$722
Federal National Mortgage Association adjustable-rate participation certificates	5,727	69	1	5,795
Government National Mortgage Association adjustable-rate participation certificates	2,522	91	-	2,613

	$8,914	$218	$2	$9,130

Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$239	$9	$-	$248
Federal National Mortgage Association adjustable-rate participation certificates	196	6	-	202
Government National Mortgage Association adjustable-rate participation certificates	2,560	106	-	2,666

	$2,995	$121	$-	$3,116

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$677	$34	$1	$710
Federal National Mortgage Association adjustable-rate participation certificates	5,940	40	36	5,944
Government National Mortgage Association adjustable-rate participation certificates	2,622	85	-	2,707

	$9,239	$159	$37	$9,361

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

6.       Investment and Mortgage-backed Securities (continued)

		December 31, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$253	$8	$-	$261
Federal National Mortgage Association adjustable-rate participation certificates	212	6	-	218
Government National Mortgage Association adjustable-rate participation certificates	2,651	100	-	2,751

	$3,116	$114	$-	$3,230

The amortized cost of mortgage-backed securities, including those designated as available for sale, at March 31, 2014, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

March 31,
2014
(In thousands)

Due in one year or less	$800
Due in one year through five years	3,361
Due in five years through ten years	4,594
Due in more than ten years	3,154

$11,909

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2014:

	Less than 12 months				12 months or longer			Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
				(Dollars in thousands)
U.S. Government agency securities	14	$73,744	$4,297	12	$62,807	$4,223	26	$136,551	$8,520
Municipal obligations	-	-	-	1	649	66	1	649	66
Corporate stocks	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	6	17	1	7	102	1	13	119	2

Total temporarily impaired securities	20	$73,761	$4,298	20	$63,558	$4,290	40	$137,319	$8,588

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

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

The Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At adoption date, January 1, 2007, the Corporation applied the standard to all tax positions for which the statute of limitations remained open and was not required to record any liability for unrecognized tax benefits as that date. There have been no material changes in unrecognized tax benefits since January 1, 2007. The known tax attributes which can influence the Corporation’s effective tax rate is the utilization of net operating loss carryforwards subject to the limitations under Internal Revenue Code section 382.

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

7.       Income Taxes (continued)

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the periods ended March 31, 2014 and 2013:

	2014	2013
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$395	$383
Increase (decrease) in taxes resulting primarily from:
Stock compensation	3	1
Nontaxable interest income	(11)	(10)
Cash surrender value of life insurance	(39)	(41)
Other	(2)	2

Federal income taxes per financial statements	$346	$335

Effective tax rate	29.8%	29.8%

8.       Fair Value of Financial Instruments

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. These fair value estimates are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price for which an asset could be sold or liability could be settled. However, given there is no active market or observable market transactions identical to many of the Corporation’s financial instruments, estimates of many of these fair values are based upon observable inputs which are subjective in nature, involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimated values.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at March 31, 2014:

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

8.       Fair Value of Financial Instruments (continued)

Deposits: The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at March 31, 2014. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit: For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2014, the fair value of the derivative loan commitments was not material.

9.       Disclosures about Fair Value of Assets and Liabilities

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$39,816	$39,816	$22,112	$22,112
Investment securities	140,702	140,702	153,942	153,942
Mortgage-backed securities	12,125	12,246	12,477	12,591
Loans receivable – net and loans held for sale	332,213	355,074	336,134	362,066
Accrued interest receivable	1,649	1,649	1,971	1,971
Federal Home Loan Bank stock	8,651	8,651	8,651	8,651

	$535,156	$558,138	$535,287	$561,333

Financial liabilities
Deposits	$466,635	$465,776	$469,387	$468,417
Advances from the Federal Home Loan Bank	17,801	18,032	19,261	20,207
Accrued interest payable	67	67	71	71
Advances by borrowers for taxes and insurance	1,551	1,551	2,357	2,357

	$486,054	$485,426	$491,076	$491,052

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

9.       Disclosures about Fair Value of Assets and Liabilities (continued)

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

Securities available for sale: Fair value on available for sale securities was based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers and classified as level 2 assets. Management compares the fair values to another third party report for reasonableness. Available for sale securities includes U.S. agency securities, municipal bonds and mortgage-backed agency securities.

		Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Securities available for sale at March 31, 2014:
U.S. Government agency securities	$136,551	-	$136,551	-
Municipal obligations	3,076	-	3,076	-
Corporate Securities	1,075	-	1,075	-
Mortgage-backed securities	9,130	-	9,130	-

Securities available for sale at December 31, 2013:
U.S. Government agency securities	$148,349	-	$148,349	-
Municipal obligations	3,015	-	3,015	-
Corporate Securities	2,578	-	2,578	-
Mortgage-backed securities	9,361	-	9,361	-

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals based on comparable sales, which the Corporation considers to be Level 2 inputs. The aggregate carrying amount of impaired loans, including loans acquired from Franklin Savings with a fair value discount, at March 31, 2014 and December 31, 2013 were approximately $14.9 million and $16.5 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

9.       Disclosures about Fair Value of Assets and Liabilities (continued)

The Corporation has real estate acquired through foreclosure totaling $3.0 million and $3.3 million at March 31, 2014 and December 31, 2013, respectively. Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs. The aggregate amount of real estate acquired through foreclosure that is carried at fair value was approximately $3.0 and $3.3 million at March 31, 2014 and December 31, 2013, respectively.

The following table presents fair value measurements for the Company’s financial instruments which are not recognized at fair value in the accompanying statements of financial position on a recurring or nonrecurring basis.

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2014:
Financial assets:
Cash and cash equivalents	$39,816	$39,816	$-	$-
Mortgage-backed securities	3,116	-	3,116	-
Loans receivable - net	355,074	-	355,074	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,649	-	1,649	-
Financial liabilities:
Deposits	465,776	-	465,776	-
Advances from the Federal Home Loan Bank	18,032	-	18,032	-
Advances by borrowers for taxes and insurance	1,551	-	1,551	-
Accrued interest payable	67	-	67	-

December 31, 2013:
Financial assets:
Cash and cash equivalents	$22,112	$22,112	$-	$-
Mortgage-backed securities	3,230	-	3,230	-
Loans receivable - net	362,066	-	362,066	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,971	-	1,971	-
Financial liabilities:
Deposits	468,417	-	468,417	-
Advances from the Federal Home Loan Bank	20,207	-	20,207	-
Advances by borrowers for taxes and insurance	2,357	-	2,357	-
Accrued interest payable	71	-	71	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

10.     Effects of Recent Accounting Pronouncements

We adopted the following accounting guidance in 2014, none of which had a material effect, if any, on our consolidated financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)¸which clarifies when an in substance repossession or foreclosure has occurred and the creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan either when legal title to the residential real estate property is obtained upon completion of a foreclosure or when the borrower has conveyed all interest in the residential real property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar arrangement. The ASU also require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

11.     Intangible Assets

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings in March 2011 totaling $11.6 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Corporation did not recognize any impairment during the quarter ended March 31, 2014. The carrying amount of the goodwill at March 31, 2014 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the quarter ended March 31, 2014, no such adjustments were recorded. The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at March 31, 2014 was $1.3 million with $805,000 in accumulated amortization as of that date.

As of March 31, 2014, the current year and estimated future amortization expense for the core deposit intangible was:

		(In thousands)

	2014	102
	2015	116
	2016	110
	2017	110
	2018	55

Total		$493

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

12.     Financing Receivables

The recorded investment in loans was as follows as of March 31, 2014:

	One-to four
	Family	Multi-family
	Residential	Residential	Construction		Commercial	Consumer	Total
	(In thousands)

Purchased loans	$75,997	$6,115	$-		$26,783	$1,692	$110,587
Fair value discount	(1,055)	(159)	-		(520)	(234)	(1,968)
Purchased loans book value	74,942	5,956	-		26,263	1,458	108,619
Originated loans (1)	157,045	14,054	7,040	(2)	49,064	786	227,989

Ending balance	$231,987	$20,010	$7,040		$75,327	$2,244	$336,608

(1)	Includes loans held for sale
(2)	Before consideration of undisbursed Loans-in-process

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of March 31, 2014.

		Credit
	Non-impaired	Impaired
	Purchased Loans	Purchased Loans
	(In thousands)	(In thousands)

One-to-four family residential	$72,037	$2,905
Multi-family residential	4,901	1,055
Construction	-	-
Commercial	19,762	6,501
Consumer	1,458	-

Total	$98,158	$10,461

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

12.     Financing receivables (continued)

The following summarizes activity in the allowance for credit losses:

	March 31, 2014
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$1,352	$194	$9	$131	$11	$1,697
Provision	145	(1)	1	55	-	200
Charge-offs	(128)	-	-	(39)	(3)	(170)
Recoveries	-	-	-	2	-	2

Ending balance	$1,369	$193	$10	$149	$8	$1,729

Originated loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Purchased loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Originated Loans:
Collectively evaluated for impairment	$968	$193	$10	$149	$8	$1,328

Purchased loans:
Loans acquired with deteriorated credit quality	$401	$-	$-	$-	$-	$401

Loans receivable:

Ending balance	$231,987	$20,010	$7,040	$75,327	$2,244	$336,608

Ending balance:
Individually evaluated for impairment (1)	$73,434	$4,996	$-	$20,401	$1,458	$100,289

Ending balance:
Collectively evaluated for impairment	$155,648	$13,959	$7,040	$48,425	$786	$225,858

Ending balance:
Loans acquired with deteriorated credit quality	$2,905	$1,055	$-	$6,501	$-	$10,461

(1)   Includes loans acquired from First Franklin with outstanding balances of $98,158 at March 31, 2014.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

12.     Financing receivables (continued)

	December 31, 2013
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Allowance for loan losses:

Beginning balance	$1,823	$172	$1	$153	$11	$2,160
Provision	1,426	22	8	(14)	1	1,443
Charge-offs	(1,928)	-	-	(8)	(1)	(1,937)
Recoveries	31	-	-	-	-	31

Ending balance	$1,352	$194	$9	$131	$11	$1,697

Originated loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Purchased loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Originated Loans:
Collectively evaluated for impairment	$939	$194	$9	$131	$11	$1,284

Purchased loans:
Loans acquired with deteriorated credit quality	$413	$-	$-	$-	$-	$413

Loans receivable:

Ending balance	$236,236	$22,805	$7,141	$72,755	$2,278	$341,215

Ending balance:
Individually evaluated for impairment (1)	$77,380	$6,535	$-	$21,055	$1,508	$106,478

Ending balance:
Collectively evaluated for impairment	$155,676	$15,214	$7,141	$45,109	$770	$223,910

Ending balance:
Loans acquired with deteriorated credit quality	$3,180	$1,056	$-	$6,591	$-	$10,827

(1)	Includes loans acquired from First Franklin with outstanding balances of $103,497 at December 31, 2013.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

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

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at March 31, 2014
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$155,255	$13,959	$7,040	$47,542	$786	$224,582
Special mention	-	-	-	-	-	-
Substandard	1,790	95	-	1,522	-	3,407
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$157,045	$14,054	$7,040	$49,064	$786	$227,989

	Originated Loans at December 31, 2013
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
			(In thousands)
Grade:
Pass	$155,364	$15,214	$7,141	$44,218	$770	$222,707
Special mention	-	-	-	-	-	-
Substandard	2,519	95	-	1,570	-	4,184
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$157,883	$15,309	$7,141	$45,788	$770	$226,891

	Purchased Loans at March 31, 2014
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
			(In thousands)

Grade:
Pass	$71,505	$5,956	$-	$21,877	$1,434	$100,772
Special mention	-	-	-	-	-	-
Substandard	3,437	-	-	4,386	24	7,847
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$74,942	$5,956	$-	$26,263	$1,458	$108,619

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

12.     Financing receivables (continued)

	Purchased Loans at December 31, 2013
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$74,410	$7,496	$-	$25,076	$1,490	$108,472
Special mention	-	-	-	-	-	-
Substandard	3,943	-	-	1,891	18	5,852
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$78,353	$7,496	$-	$26,967	$1,508	$114,324

The following tables summarizes loans by delinquency, nonaccrual status and impaired loans:

	Age Analysis of Past Due Originated Loans Receivable
	As of March 31, 2014
							Recorded
							Investment
	30-89 Days	Greater than	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)

Real Estate:
1-4 family
Residential	$1,893	$1,397	$3,290	$153,755	$1,397	$157,045	$-
Multi-family
Residential	-	95	95	13,959	95	14,054	-
Construction	-	-	-	7,040	-	7,040	-
Commercial	-	639	639	48,425	639	49,064	-
Consumer	-	-	-	786	-	786	-

Total	$1,893	$2,131	$4,024	$223,965	$2,131	$227,989	$-

	Age Analysis of Past Due Originated Loans Receivable
	As of December 31, 2013
							Recorded
							Investment
	30-89 Days	Greater than	Total Past	Current &		Total Loan	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Receivables	Accruing
				(In thousands)

Real Estate:
1-4 family
Residential	$1,915	$2,207	$4,122	$153,761	$2,207	$157,883	-
Multi-family	-	95	95	15,214	95	15,309	-
Construction	-	-	-	7,141	-	7,141	-
Commercial	-	679	679	45,109	679	45,788	-
Consumer	-	-	-	770	-	770	-

Total	$1,915	$2,981	$4,896	$221,995	$2,981	$226,891	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

12.     Financing receivables (continued)

	Age Analysis of Past Due Purchased Loans Receivable
	As of March 31, 2014
							Recorded
							Investment
	30-89 Days	Greater than	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
				(In thousands)
Real Estate:
1-4 family
Residential	$1,385	$2,708	$4,093	$70,849	$2,708	$74,942	$-
Multi-family
Residential	-	-	-	5,956	-	5,956	-
Construction	-	-	-	-	-	-	-
Commercial	1,007	693	1,700	24,563	693	26,263	-
Consumer	-	24	24	1,434	24	1,458	-

Total	$2,392	$3,425	$5,817	$102,802	$3,425	$108,619	$-

	Age Analysis of Past Due Purchased Loans Receivable
	As of December 31, 2013
							Recorded
							Investment
	30-89 Days	Greater than	Total Past	Current &		Total Loan	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)
Real Estate:
1-4 family
Residential	$2,221	$3,287	$5,508	$72,845	$3,287	$78,353	$-
Multi-family	56	-	56	7,440	-	7,496	-
Construction	-	-	-	-	-	-	-
Commercial	336	676	1,012	25,955	676	26,967	-
Consumer	10	18	28	1,480	18	1,508	-

Total	$2,623	$3,981	$6,604	$107,720	$3,981	$114,324	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

12.     Financing receivables (continued)

	Impaired Loans
	As of March 31, 2014

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Purchased loans
with a fair value discount and no related allowance recorded:
Real Estate:
1-4 family
Residential	$2,905	$2,905	$-	$3,043	$44
Multi-family	1,055	1,055	-	1,056	6
Construction	-	-	-	-	-
Commercial	6,501	6,501	-	6,546	111
Consumer	-	-	-	-	-
Total	$10,461	$10,461	$-	$10,645	$161
Purchased loans
with no fair value discount and no related allowance recorded:
Real Estate:
1-4 family	$2,314	$2,314	$-	$2,480	9
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	23	23	-	12	-
Total	$2,337	$2,337	$-	$2,492	$9
Originated loans with no related allowance recorded
Real Estate:
1-4 family	$1,397	$1,397	$-	$1,802	$5
Residential
Multi-family
Residential	95	95	-	95	-
Construction	-	-	-	-	-
Commercial	639	639	-	659	7
Consumer	-	-	-	-	-
Total	$2,131	$2,131	$-	$2,556	$12
Total:
Real Estate:
1-4 family	$6,616	$6,616	$-	$7,325	$58
Residential
Multi-family
Residential	1,150	1,150	-	1,151	6
Construction	-	-	-	-	-
Commercial	7,140	7,140	-	7,205	118
Consumer	23	23	-	12	-

Total	$14,929	$14,929	$-	$15,693	$182

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

12.     Financing receivables (continued)

	Impaired Loans
	As of December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Purchased loans
with a fair value discount and no related allowance recorded:
Real Estate:
1-4 family
Residential	$3,180	$3,180	$-	$3,556	$192
Multi-family	1,056	1,056	-	1,059	22
Construction	-	-	-	-	-
Commercial	6,591	6,591	-	7,556	436
Consumer	-	-	-	41	-
Total	$10,827	$10,827	$-	$12,212	$650
Purchased loans
with a fair value discount and an allowance recorded:
Real Estate:
1-4 family
Residential	$-	$-	$-	$7	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$-	$-	$-	$7	$-
Purchased loans
with no fair value discount and no related allowance recorded:
Real Estate:
1-4 family	$2,646	$2,646	$-	$2,185	$107
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	16	16	-	28	1
Total	$2,662	$2,662	$-	$2,213	$108
Purchased loans with an allowance recorded:
Real Estate:
1-4 family	$-	$-	$-	$74	$-
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$-	$-	$-	$74	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

12.     Financing receivables (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Originated loans with no related allowance recorded
Real Estate:
1-4 family
Residential	$2,207	$2,207	$-	$2,847	$32
Multi-family	95	95	-	95	-
Construction	-	-	-	-	-
Commercial	679	679	-	537	35
Consumer	-	-	-	-	-
Total	$2,981	$2,981	$-	$3,479	$67
Originated loans with an allowance recorded:
Real Estate:
1-4 family
Residential	$-	$-	$-	$473	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	81	-
Consumer	-	-	-	-	-
Total	$-	$-	$-	$554	$-
Total:
Real Estate:
1-4 family
Residential	$8,033	$8,033	$-	$9,142	$331
Multi-family	1,151	1,151	-	1,154	22
Construction	-	-	-	-	-
Commercial	7,270	7,270	-	8,174	471
Consumer	16	16	-	69	1
Total	$16,470	$16,470	$-	$18,539	$825

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

12.     Financing receivables (continued)

Modifications As of March 31, 2014

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential
Multi-family Residential	4	$2,234	$2,234
Construction	-	-	-
Commercial	1	100	100
Consumer	-	-	-

Modifications For the three months ended March 31, 2014

	Number of	Recorded
	Contracts	Investment
(In thousands)
Troubled Debt Restructurings
That Subsequently Defaulted
Real Estate:
1-4 Family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial
Consumer	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2014 and 2013

12.     Financing receivables (continued)

Modifications

As of December 31, 2013

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	4	$316	$312
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	4	1,863	1,849
Consumer	-	-	-

	Number of	Recorded
	Contracts	Investment
(In thousands)
Troubled Debt Restructurings
That Subsequently Defaulted
Real Estate:
1-4 Family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial	1	754
Consumer	-	-

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

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies (continued)

The acquired assets of First Franklin and Franklin Savings include loans receivable. Loans receivable acquired with a deteriorated credit quality amounted to $25.0 million with a related fair value discount of $5.5 million. The method of measuring carrying value of purchased loans differs from loans originated by the Corporation, and as such, the Corporation identifies purchased loans and purchased loans with a fair value discount.

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

Discussion of Financial Condition Changes at March 31, 2014 and December 31, 2013

At March 31, 2014, total assets were $584.3 million, compared with $587.1 million at December 31, 2013. Total assets decreased $2.9 million, or 0.4%, primarily due to a decrease in investment securities of $13.2 million and a decrease in loans receivable of $4.6 million. The decrease in investment securities was a result of calls at par of $15.0 million in securities and the sale of corporate securities of $1.6 million, which was partially offset by an increase in the fair market value of securities designated as available for sale of $2.9 million. The decrease in loans receivable resulted from the sale of loans in the secondary market of $3.9 million and principal repayments of $15.5 million, which was partially offset by loan originations of $15.2 million.

Cash, federal funds and interest-earning deposits increased $17.7 million, or 80.1% to $39.8 million at March 31, 2014. The increase in cash and cash equivalents at March 31, 2014 was due to a $15.4 million increase in federal funds sold, an increase of $1.8 million in interest-earning deposits and an increase of $476,000 in cash and due from banks. The decrease in investment securities was a result of calls of $15.0 million and the sale of corporate securities of $1.6 million, which was offset by an increase of $2.9 million in the fair market value of securities designated as available. At March 31, 2014, all investment securities were classified as available for sale. During this period of prolonged low interest rates the Bank is investing in shorter-term and more liquid investments in order to be prepared for investment opportunities when interest rates begin to in increase.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at March 31, 2014 and December 31, 2013 (continued)

Mortgage-backed securities decreased $352,000, or 2.8%, to $12.1 million at March 31, 2014, from $12.5 million at December 31, 2013. The decrease in mortgage-backed securities was due primarily to $440,000 in principal repayments. At March 31, 2014, $9.1 million of mortgage-backed securities were classified as available for sale, while $3.0 million were classified as held to maturity. As of March 31, 2014, none of the mortgage-backed securities were considered other than temporarily impaired.

Loans receivable, including loans held for sale, decreased $4.6 million, or 1.4%, to $332.2 million at March 31, 2014, from $336.8 million at December 31, 2013. The decrease in loans receivable resulted from the sale of loans in the secondary market of $3.9 million and principal repayments of $15.5 million, which was partially offset by loan originations of $15.2 million. The change in the composition of the Corporation’s assets reflects management’s decision to service our customer base by originating loans for sale and recording gains, while maintaining higher levels of cash and cash equivalents in order to manage interest rate risk.

The allowance for loan losses totaled $1.7 million at both March 31, 2014 and December 31, 2013, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $200,000 provision for losses on loans during the quarter ended March 31, 2014 reflected these factors, as well as, replenishing the allowance for charge-offs totaling approximately $170,000 during the quarter. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2014.

Originated non-performing and impaired loans totaled $2.1 million and $3.0 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, originated non-performing and impaired loans were comprised of twenty-five loans secured by one- to four-family residential real estate totaling $1.4 million, one multi-family loan totaling $95,000 and four commercial and non-residential loans totaling $639,000. At March 31, 2014 and December 31, 2013 real estate acquired through foreclosure was $3.0 million and $3.3 million, respectively. The allowance for loan losses represented 62.4% and 43.1% of Cheviot Financial’s originated non-performing and impaired loans at March 31, 2014 and December 31, 2013, respectively. Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits totaled $466.6 million at March 31, 2014, a decrease of $2.8 million, or 0.6% from $469.4 million at December 31, 2013. Advances from the Federal Home Loan Bank of Cincinnati decreased by $1.5 million, or 7.6%, to $17.8 million at March 31, 2014, from $19.3 million at December 31, 2013. The decrease is a result of approximately $1.4 million in repayments during the three months ended March 31, 2014.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at March 31, 2014 and December 31, 2013 (continued)

Shareholders’ equity at March 31, 2014 was $92.7 million, an increase $1.8 million, or 1.9%, from December 31, 2013. The increase primarily resulted from net income of $815,000 and a decrease of $2.0 million in other comprehensive loss on securities designated as available for sale, which was partially offset by the repurchase of 40,900 shares at an average price of $10.40 per share through the stock buyback program for a total cost of $428,000 and dividend payments on common stock of $612,000. At March 31, 2014, tangible book value per share was $12.05 as compared to $11.72 at December 31, 2013. Tangible book value per share was affected by the increase in the fair market value of investment securities designated as available for sale as other comprehensive loss decreased during the 2014 period. At March 31, 2014 other comprehensive loss was $5.2 million. Over time, the impact of the other comprehensive loss on our tangible book value per share will decrease as investments are called or mature at par, however, a sudden increase in interest rates can have an adverse effect, as increases in rates may increase accumulated comprehensive loss.

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that summarize all deposit activity and loan commitments. A significant portion of our deposit base is comprised of time deposits. At March 31, 2014, $121.9 million of time deposits are due to mature within one year. The daily deposit activity report allows us to price our time deposits competitively. Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained. At March 31, 2014, we had loan commitments of $1.1 million. Our loan commitments are funded or expire within 45 days from the date of the commitment.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $1.5 million during the three months ended March 31, 2014. At March 31, 2014, we had the ability to increase such borrowings by approximately $117.9 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments. The Corporation’s other borrowings were primarily limited to $495,000 of lease obligations.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2014 and 2013

General

Net earnings for the three months ended March 31, 2014 totaled $815,000, a $24,000 increase from the $791,000 earnings reported in the March 2013 period. The increase in net earnings reflects a decrease in general, administrative and other expenses of $271,000 and an increase of $107,000 in other income, which was partially offset by a decrease in net interest income of $198,000, an increase in the provision for losses on loans by $145,000, and by an increase of $11,000 in the provision for federal income taxes.

Total interest income decreased $439,000, or 8.6%, to $4.6 million for the three months ended March 31, 2014, from the comparable quarter in 2013. Interest income on loans decreased $331,000, or 8.1%, to $3.7 million during the 2014 quarter from $4.1 million for the 2013 quarter. This decrease was due primarily to a $3.8 million, or 1.1%, decrease in the average balance of loans outstanding and a 34 basis point decrease in the average yield on loans to 4.50% for the 2014 quarter from 4.84% for the three months ended March 31, 2013.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2014 and 2013 (continued)

Net Interest Income

Interest income on mortgage-backed securities increased $18,000, or 43.9%, to $59,000 for the three months ended March 31, 2014, from $41,000 for the comparable 2013 quarter, due primarily to a $2.9 million, or 30.3% increase in the average balance of securities outstanding and by an 18 basis point increase in the average yield. Interest income on investment securities decreased $118,000, or 13.6%, to $751,000 for the three months ended March 31, 2014, compared to $869,000 for the same quarter in 2013, due primarily to a decrease of $33.6 million, or 18.2% in the average balance of investment securities outstanding, partially offset by an 10 basis point increase in the average yield to 1.98% in the 2014 quarter. Interest income on other interest-earning deposits decreased $8,000, or 8.2% to $89,000 for the three months ended March 31, 2014.

Interest expense decreased $241,000, or 20.8% to $919,000 for the three months ended March 31, 2014, from $1.2 million for the same quarter in 2013. Interest expense on deposits decreased by $197,000, or 20.4%, to $770,000, from $967,000, due primarily to a 13 basis point decrease in the average cost of deposits to 0.67% and a $22.5 million, or 4.6% decrease in the average balance of deposits outstanding. The decrease in the average cost of deposits is due to the overall changes in deposit composition as our core deposits increased while we had a decrease in our time deposits as well as lower market rates during the 2014 period as compared with the 2013 period. Interest expense on borrowings decreased by $44,000, or 22.8%, due primarily to a $4.9 million decrease in the average balance outstanding, and a 9 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $198,000, or 5.1%, to $3.7 million for the three months ended March 31, 2014, as compared to the same quarter in 2013. The average interest rate spread increased to 2.93% for the three months ended March 31, 2014 from 2.86% for the three months ended March 31, 2013. The net interest margin increased to 2.96% for the three months ended March 31, 2014 from 2.91% for the three months ended March 31, 2013.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $200,000 provision for losses on loans for the three months ended March 31, 2014 and $55,000 for the three months ended March 31, 2013. Non-performing originated loans were 1.0% and 1.3% of net originated loans at March 31, 2014 and December 31, 2013, respectively. The 2014 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on our historical loss experience and other external factors. These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2014 and 2013 (continued)

Other Income

Other income increased $107,000, or 11.3%, to $1.1 million for the three months ended March 31, 2014, compared to the same quarter in 2013. The increase is due primarily to an increase in the gain on sale of investment securities of $440,000, which was partially offset by a decrease in the gain on sale of loans of $171,000.

General, Administrative and Other Expense

General, administrative and other expense decreased $271,000, or 7.4%, to $3.4 million for of the three months ended March 31, 2014. This decrease is primarily a result of a decrease in employee compensation and benefits of $209,000 and a decrease of $75,000 in property, payroll and other taxes, which was partially offset by an increase of $95,000 in real estate owned impairment.

Federal Income Taxes

The provision for federal income taxes increased $11,000, or 3.3%, for the three months ended March 31, 2014. Cheviot Financial has approximately $3.5 million in remaining operating loss carryforwards to offset future taxable income for 20 years. These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. The effective tax rate for both the three months ended March 31, 2014 and 2013 was 29.8%.

Cheviot Financial Corp.

ITEM 3                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation’s market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

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

On October 15, 2013, the Corporation amended the authorization of a stock purchase plan. Under this program the Corporation is authorized to repurchase 341,845 share constituting 5% of the outstanding shares of common stock. As of March 31, 2014, the Corporation had repurchased 43,000 shares at an average price of $10.38.

The Corporation’s stock repurchases for the three months ended March 31, 2014 are as follows:

			Total # of
			shares purchased	Maximum #
	Total	Average	as part of publicly	of shares that
	# of shares	price paid	announced plans	may yet be
Period	purchased	per share	or programs	purchased

January 1-31, 2014	-	$-	2,100	339,745
February 1-28, 2014	16,100	$10.34	18,200	321,545
March 1-31, 2014	24,800	$10.44	43,000	278,545

ITEM 3.               Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cheviot Financial Corp.

PART II (Continued)

101
The following financial statements of the Corporation at March 31, 2014 and December 31, 3013, and for the three months ended March 31, 2014 and 2013 formatted in XBRL: Consolidated Statements of Financial Condition; Consolidated Statements of Earnings; Consolidated Statements of Comprehensive Income; Consolidated Statements of Cash Flows; and Notes to Consolidated Financial Statements.

Cheviot Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2014	By:	/s/ Thomas J. Linneman
Thomas J. Linneman
President and Chief Executive Officer

Date: May 14, 2014	By:	/s/ Scott T. Smith
Scott T. Smith
Chief Financial Officer

