Form 10-Q
period 2014-06-30
Cheviot Financial Corp.
filed 2014-08-12
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No. 0-50529

CHEVIOT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	90-0789920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☒                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer ☐                  Accelerated filer   ☐                  Non-accelerated filer   ☐

Small business issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No  ☒

As of August 12, 2014, the latest practicable date, 6,707,803 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                      No ☐

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Cash and due from banks	$13,124	$14,129
Federal funds sold	17,516	3,340
Interest-earning deposits in other financial institutions	8,417	4,643
Cash and cash equivalents	39,057	22,112

Investment securities available for sale – at fair value	144,123	153,942
Mortgage-backed securities available for sale - at fair value	8,667	9,361
Mortgage-backed securities held to maturity - at cost, approximate market value of $2,987 and $3,230 at June 30, 2014 and December 31, 2013, respectively	2,880	3,116
Loans receivable - net	326,996	336,134
Loans held for sale - at lower of cost or market	1,191	703
Real estate acquired through foreclosure - net	2,790	3,284
Office premises and equipment - at depreciated cost	11,172	11,505
Federal Home Loan Bank stock - at cost	8,651	8,651
Accrued interest receivable on loans	1,060	1,173
Accrued interest receivable on mortgage-backed securities	21	23
Accrued interest receivable on investments and interest-earning deposits	788	775
Goodwill	10,309	10,309
Core deposit intangible	459	540
Prepaid expenses and other assets	3,902	3,537
Bank-owned life insurance	15,966	15,733
Prepaid federal income taxes	791	1,284
Deferred federal income taxes	2,220	4,928

Total assets	$581,043	$587,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$463,889	$469,387
Advances from the Federal Home Loan Bank	16,187	19,261
Advances by borrowers for taxes and insurance	1,072	2,357
Accrued interest payable	62	71
Accounts payable and other liabilities	5,492	5,107
Total liabilities	486,702	496,183

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued Common stock - authorized 30,000,000 shares, $.01 par value; 6,707,803 and 6,834,803 shares issued at June 30, 2014 and December 31, 2013	76	76
Additional paid-in capital	55,781	57,215
Shares acquired by stock benefit plans	(1,545)	(1,574)
Retained earnings - restricted	42,559	42,439
Accumulated comprehensive loss, unrealized losses on securities available for sale, net of related tax benefit	(2,530)	(7,229)
Total shareholders’ equity	94,341	90,927

Total liabilities and shareholders’ equity	$581,043	$587,110

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2014	2013	2014	2013

Interest income
Loans	$7,412	$8,018	$3,668	$3,944
Mortgage-backed securities	112	82	52	41
Investment securities	1,547	1,645	796	777
Interest-earning deposits and other	178	196	90	98
Total interest income	9,249	9,941	4,606	4,860

Interest expense
Deposits	1,538	1,887	767	920
Borrowings	286	377	137	183
Total interest expense	1,824	2,264	904	1,103

Net interest income	7,425	7,677	3,702	3,757

Provision for losses on loans	555	340	355	285

Net interest income after provision for losses on loans	6,870	7,337	3,347	3,472

Other income
Rental	56	73	31	31
Gain on sale of real estate acquired through foreclosure	25	69	-	71
Loss on sale of office premises and equipment	-	(255)	-	(255)
Gain on sale of loans	167	425	101	187
Gain on sale of investment securities designated as available-for-sale	722	-	281	-
Earnings on bank-owned life insurance	233	241	117	122
Service fee income	771	736	401	376
Other operating	37	200	26	10
Total other income	2,011	1,489	957	542

General, administrative and other expense
Employee compensation and benefits	2,882	3,323	1,408	1,640
Occupancy and equipment	732	832	354	428
Property, payroll and other taxes	569	727	276	359
Data processing	318	298	158	150
Legal and professional	463	492	232	277
Advertising	150	150	75	75
FDIC expense	216	219	99	111
ATM processing expense	183	185	95	95
Real estate owned impairment	493	256	297	155
Core deposit intangible amortization	81	112	34	47
Other operating	902	789	546	359
Total general, administrative and other expense	6,989	7,383	3,574	3,696

Earnings before income taxes	1,892	1,443	730	318

Federal income taxes (benefit)
Current	145	(97)	(210)	(97)
Deferred	405	484	413	150
Total federal income taxes	550	387	203	53

NET EARNINGS	$1,342	$1,056	$527	$265

EARNINGS PER SHARE
Basic	$.20	$.15	$.08	$.04
Diluted	$.20	$.15	$.08	$.04

Dividends per common share	$.18	$.18	$.09	$.09

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

For the six and three months ended June 30, 2014 and 2013
(In thousands)

	For the six months		For the three months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Net earnings for the period	$1,342	$1,056	$527	$265

Other comprehensive income (loss), net of tax expense (benefit):
Unrealized holding (losses) gains on securities during the period, net of tax (benefits) expense of $2,421 and $(2,813) for the six months ended June 30, 2014 and 2013, respectively, and $1,398 and $(2,660) for the three months ended June 30, 2014 and 2013, respectively	4,699	(5,461)	2,713	(5,164)

Comprehensive income (loss)	$6,041	$(4,405)	$3,240	$(4,899)

Accumulated comprehensive loss	$(2,530)	$(4,861)	$(2,530)	$(4,861)

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30, 2014 and 2013
(In thousands)

	2014	2013
Cash flows from operating activities:
Net earnings for the period	$1,342	1,056
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(12)	(19)
Depreciation	361	370
Charitable donation of real estate owned property	-	32
Amortization of deferred loan origination costs - net	23	(13)
Amortization of intangible assets	81	112
Amortization of fair value adjustments	(215)	(482)
Proceeds from sale of loans in the secondary market	10,999	27,816
Loans originated for sale in the secondary market	(11,425)	(23,899)
Gain on sale of loans	(167)	(425)
Gain on sale of real estate acquired through foreclosure	(25)	(69)
Impairment on real estate acquired through foreclosure	493	256
Loss on sale of office premises and equipment	-	255
Gain on sale of investment securities designated as available-for-sale	(722)	-
Net increase in cash surrender value of bank-owned life insurance	(233)	(242)
Amortization of expense related to stock benefit plans	38	39
Provision for losses on loans	555	340
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	113	65
Accrued interest receivable on mortgage-backed securities	2	2
Accrued interest receivable on investments and interest earning deposits	(13)	224
Prepaid expenses and other assets	(364)	825
Accrued interest payable	(9)	(2)
Accounts payable and other liabilities	340	(1,770)
Federal income taxes
Current	493	(93)
Deferred	405	484
Net cash provided by operating activities	2,060	4,862

Cash flows provided by (used in) investing activities:
Principal repayments on loans	32,298	38,641
Loan disbursements	(23,983)	(37,872)
Purchase of investment securities – available for sale	(14,978)	(80,928)
Proceeds from maturity of investment securities – available for sale	30,000	106,175
Purchase of corporate securities	-	(1,920)
Proceeds from the sale of corporate securities	2,484	-
Principal repayments on mortgage-backed securities – available for sale	742	682
Principal repayments on mortgage-backed securities – held to maturity	236	218
Proceeds from sale of real estate acquired through foreclosure	405	878
Proceeds from sale of office premises and equipment	-	1,167
Purchase of office premises and equipment	(28)	(1,104)
Net cash provided by investing activities	27,176	25,937

Cash flows provided by (used in) financing activities:
Net decrease in deposits	(5,311)	(12,974)
Repayments on Federal Home Loan Bank advances	(3,030)	(3,074)
Advances by borrowers for taxes and insurance	(1,285)	(1,379)
Stock option expense, net	7	12
Common stock repurchased	(1,450)	(8,560)
Dividends paid on common stock	(1,222)	(1,282)
Net cash used in financing activities	(12,291)	(27,257)

Net increase in cash and cash equivalents	16,945	3,542
Cash and cash equivalents at beginning of period	22,112	25,114
Cash and cash equivalents at end of period	$39,057	$28,656

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the six months ended June 30, 2014 and 2013
(In thousands)

	2014	2013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$-	$-

Interest on deposits and borrowings	$1,833	$2,266

Supplemental disclosure of noncash investing activities:
Transfer of loans to real estate acquired through foreclosure	$383	$2,040

Recognition of mortgage servicing rights	$66	$204

Deferred gain on real estate acquired through foreclosure	$4	$7

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2014 and 2013

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2013.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three or six month period ended June 30, 2014 are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.       Principles of Consolidation

The accompanying consolidated financial statements as of and for the six months ended June 30, 2014 and 2013 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank.  All significant intercompany items have been eliminated.

3.       Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures.  The Corporation’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations.  In addition, the Corporation may borrow from the Federal Home Loan Bank of Cincinnati.  At June 30, 2014 and December 31, 2013, the Corporation had $16.2 million and $19.3 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $123.6 million and $121.1 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June, 2014 and 2013

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

The Corporation’s primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities.  For the six months ended June 30, 2014, loan originations totaled $35.4 million, compared to $61.8 million for the six months ended June 30, 2013.

Total deposits decreased $5.5 million during the six months ended June 30, 2014, while total deposits decreased $13.3 million during the six months ended June 30, 2013.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contracts as of June 30, 2014.

	Payments due by period
	Less	More than	More than	More
	than	1-3	4-5	than
	1 year	years	years	5 years	Total
	(In thousands )
Contractual obligations:
Advances from the Federal Home Loan Bank	$237	$11,623	$1,915	$2,412	$16,187
Certificates of deposit	130,121	69,114	24,950	27	224,212
Lease obligations	103	133	119	174	529
Purchase of leased facility	575	–	–	–	575

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	2,068	–	–	–	2,068
Home equity lines of credit	26,248	–	–	–	26,248
Commercial lines of credit	1,243	–	–	–	1,243
Undisbursed loans in process	2,821	–	–	–	2,821

Total contractual obligations	$163,416	$80,870	$26,984	$2,613	$273,883

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

At June 30, 2014 and 2013, we exceeded all of the applicable regulatory capital requirements.  Core (Tier 1) capital was $78.3 million and $77.8 million, or 13.7% and 13.3% of total assets at June 30, 2014 and 2013, respectively.  In order to be classified as “well-capitalized” under federal banking regulations, the Savings Bank was required to have core capital of at least $34.9 million, or 6.0% of assets as of June 30, 2014.  To be classified as a well-capitalized bank, the Savings Bank must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%.  At June 30, 2014 and 2013, the Savings Bank had a total risk-based capital ratio of 26.5% and 25.7%, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

4.       Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated.  Weighted-average common shares deemed outstanding gives effect to 168,300 and 208,251 unallocated shares held by the ESOP for the six months ended June 30, 2014 and 2013, respectively.

	For the six months ended June 30,		For the three months ended June 30,
	2014	2013	2014	2013

Weighted-average common shares outstanding (basic)	6,630,407	7,101,890	6,607,066	6,905,946

Dilutive effect of assumed exercise of stock options	4,991	6,872	5,911	7,692

Weighted-average common shares outstanding (diluted)	6,635,398	7,108,762	6,612,977	6,913,638

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

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the six months ended June 30, 2014, the Corporation recorded $7,000 in after-tax compensation cost for equity-based awards that vested during the six months ended June 30, 2014.  The Corporation has $20,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2014, which is expected to be recognized over a weighted-average vesting period of approximately 1.0 months.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

5.       Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of June 30, 2014 and the year ended December 31, 2013 as well as the changes during the period then ended are presented below:

	Six months ended		Year ended
	June 30, 2014		December 31, 2013
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	369,939	$12.80	370,339	$12.80
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(400)	8.30

Outstanding at end of period	369,939	$12.80	369,939	$12.80

Options exercisable at period-end	363,791	$12.74	359,177	$12.91

Options expected to be exercisable at year-end	363,791		359,177

Fair value of options granted		NA		NA

The following information applies to options outstanding at June 30, 2014:

Number outstanding	369,939
Exercise price	$8.30 - $15.90
Weighted-average exercise price	$12.80
Weighted-average remaining contractual life	1.4 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior.  The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.  Volatility is based upon the historical volatility of the Corporation’s stock.

On April 23, 2013, shareholders approved the 2013 Equity Incentive Plan.  As of June 30, 2014, no shares have been granted or options awarded under this plan.

The effects of expensing stock options are reported in “cash provided by financing activities” in the Consolidated Statements of Cash Flows.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

6.       Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2014 and December 31, 2013 are shown below.

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$145,066	$32	$4,377	$140,721
Municipal obligations	3,034	149	13	3,170
Corporate securities	158	74	-	232
	$148,258	$255	$4,390	$144,123

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$160,063	$-	$11,714	$148,349
Municipal obligations	3,035	83	103	3,015
Corporate securities	1,920	658	-	2,578
	$165,018	$741	$11,817	$153,942

Unrealized gross gains and losses on investments and mortgage backed securities are shown on the Corporation’s consolidated financial as an adjustment to shareholders’ equity.

The amortized cost of investment securities at June 30, 2014, by contractual term to maturity, are shown below.

June 30,
2014
(In thousands)

Less than one year	$-
One to five years	55,166
Five to ten years	67,213
More than ten years	25,721
148,100
Corporate securities	158
Corporate securities	$148,258

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 2014 and December 31, 2013 are shown below.

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$607	$34	$1	$640
Federal National Mortgage Association adjustable-rate participation certificates	5,477	76	2	5,551
Government National Mortgage Association adjustable-rate participation certificates	2,400	76	-	2,476

	$8,484	$186	$3	$8,667

Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$228	$5	$-	$233
Federal National Mortgage Association adjustable-rate participation certificates	173	3	-	176
Government National Mortgage Association adjustable-rate participation certificates	2,479	99	-	2,578
	$2,880	$107	$-	$2,987

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$677	$34	$1	$710
Federal National Mortgage Association adjustable-rate participation certificates	5,940	40	36	5,944
Government National Mortgage Association adjustable-rate participation certificates	2,622	85	-	2,707

	$9,239	$159	$37	$9,361

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

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

The amortized cost of mortgage-backed securities, including those designated as available for sale, at June 30, 2014, by contractual terms to maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

June 30,
2014
(In thousands)

Due in one year or less	$771
Due in one year through five years	3,257
Due in five years through ten years	4,491
Due in more than ten years	2,845

$11,364

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2014:

	Less than 12 months			12 months or longer				Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
	(Dollars in thousands)
U.S. Government agency securities	5	$26,478	$523	21	$109,232	$3,854	26	$135,710	$4,377
Municipal obligations	-	-	-	1	702	13	1	702	13
Corporate stocks	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	18	126	2	8	98	1	26	224	3

Total temporarily impaired securities	23	$26,604	$525	30	$110,032	$3,868	53	$136,636	$4,393

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

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

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans, fair value adjustments arising from the First Franklin acquisition.  The Corporation has approximately $2.5 million of net operating losses to carryforward for the next 20 years.  These losses are subject to the Internal Revenue Code section 382 limitations which allow approximately $1.5 million of the losses on an annual basis to offset current year taxable income.

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

7.       Income Taxes (continued)

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the periods ended June 30, 2014 and 2013:

	2014	2013
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$643	$491
Increase (decrease) in taxes resulting primarily from:
Stock compensation	7	2
Nontaxable interest income	(20)	(22)
Cash surrender value of life insurance	(79)	(82)
Other	(1)	(2)

Federal income taxes per financial statements	$550	$387

Effective tax rate	29.1%	26.8%

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 2014:

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

For the six months ended June 30, 2014 and 2013

8.       Fair Value of Financial Instruments (continued)

Deposits:  The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at June 30, 2014.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

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

9.       Disclosures about Fair Value of Assets and Liabilities

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$39,057	$39,057	$22,112	$22,112
Investment securities	144,123	144,123	153,942	153,942
Mortgage-backed securities	11,547	11,654	12,477	12,591
Loans receivable – net and loans held for sale	328,187	349,764	336,837	362,066
Accrued interest receivable	1,869	1,869	1,971	1,971
Federal Home Loan Bank stock	8,651	8,651	8,651	8,651

	$533,434	$555,118	$535,990	$561,333

Financial liabilities
Deposits	$463,889	$462,136	$469,387	$468,417
Advances from the Federal Home Loan Bank	16,187	16,543	19,261	20,207
Accrued interest payable	62	62	71	71
Advances by borrowers for taxes and insurance	1,072	1,072	2,357	2,357

	$481,210	$479,813	$491,076	$491,052

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

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

		Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Securities available for sale at June 30, 2014:
U.S. Government agency securities	$140,721	-	$140,721	-
Municipal obligations	3,170	-	3,170	-
Corporate Securities	232	-	232	-
Mortgage-backed securities	8,667	-	8,667	-

Securities available for sale at December 31, 2013:
U.S. Government agency securities	$148,349	-	$148,349	-
Municipal obligations	3,015	-	3,015	-
Corporate Securities	2,578	-	2,578	-
Mortgage-backed securities	9,361	-	9,361	-

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  Such fair values are obtained using independent appraisals based on comparable sales, which the Corporation considers to be Level 2 inputs.  The aggregate carrying amount of impaired loans, including loans acquired from Franklin Savings with a fair value discount, at June 30, 2014 and December 31, 2013 were approximately $15.4 million and $16.5 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

9.       Disclosures about Fair Value of Assets and Liabilities (continued)

The Corporation has real estate acquired through foreclosure totaling $2.8 million and $3.3 million at June 30, 2014 and December 31, 2013, respectively.  Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs.  The aggregate amount of real estate acquired through foreclosure that is carried at fair value was approximately $2.8 and $3.3 million at June 30, 2014 and December 31, 2013, respectively.

The following table presents fair value measurements for the Company’s financial instruments which are not recognized at fair value in the accompanying statements of financial position on a recurring or nonrecurring basis.

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2014:
Financial assets:
Cash and cash equivalents	$39,057	$39,057	$-	$-
Mortgage-backed securities	2,987	-	2,987	-
Loans receivable - net	349,764	-	349,764	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,869	-	1,869	-
Financial liabilities:
Deposits	462,136	-	462,136	-
Advances from the Federal Home Loan Bank	16,543	-	16,543	-
Advances by borrowers for taxes and insurance	1,072	-	1,072	-
Accrued interest payable	62	-	62	-

December 31, 2013:
Financial assets:
Cash and cash equivalents	$22,112	$22,112	$-	$-
Mortgage-backed securities	3,230	-	3,230	-
Loans receivable - net	362,066	-	362,066	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,971	-	1,971	-
Financial liabilities:
Deposits	468,417	-	468,417	-
Advances from the Federal Home Loan Bank	20,207	-	20,207	-
Advances by borrowers for taxes and insurance	2,357	-	2,357	-
Accrued interest payable	71	-	71	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

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

In June 2014, The FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

In June 2014, The FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015.  Early application for a public company is prohibited. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

In May 2014, The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

11.     Intangible Assets

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings in March 2011 totaling $11.6 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Corporation did not recognize any impairment during the quarter ended June 30, 2014.  The carrying amount of the goodwill at June 30, 2014 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the quarter ended June 30, 2014, no such adjustments were recorded.  The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at June 30, 2014 was $1.3 million, with $839,000 in accumulated amortization as of that date.

As of June 30, 2014, the current year and estimated future amortization expense for the core deposit intangible was:

2014	$68
2015	116
2016	110
2017	110
2018	55
Total	$459

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

12. Financing Receivables

The recorded investment in loans was as follows as of June 30, 2014:

	One-to four- Family Residential	Multi-family Residential	Construction		Commercial	Consumer	Total
	(In thousands)

Purchased loans	$73,312	$5,166	$-		$25,328	$205	$104,011
Fair value discount	(1,217)	(98)	-		(520)	(15)	(1,850)
Purchased loans book value	72,095	5,068	-		24,808	190	102,161
Originated loans (1)	160,530	14,153	6,921	(2)	47,793	786	230,183

Ending balance	$232,625	$19,221	$6,921		$72,601	$976	$332,344

(1)	Includes loans held for sale
(2)	Before consideration of undisbursed Loans-in-process

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of June 30, 2014.

		Credit
	Non-impaired	Impaired
	Purchased Loans	Purchased Loans
	(In thousands)	(In thousands)

One-to-four family residential	$67,775	$4,320
Multi-family residential	4,707	361
Construction	-	-
Commercial	18,389	6,419
Consumer	188	2

Total	$91,059	$11,102

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

12. Financing receivables (continued)

The following summarizes activity in the allowance for credit losses:

	June 30, 2014
	One-to four- Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$1,352	$194	$9	$131	$11	$1,697
Provision	534	(18)	(1)	41	(1)	555
Charge-offs	(279)	-	-	(39)	-	(318)
Recoveries	19	-	-	40	-	59

Ending balance	$1,626	$176	$8	$173	$10	$1,993

Originated loans:
Individually evaluated for impairment	$189	$1	$-	$8	$-	$198

Purchased loans:
Individually evaluated for impairment	$143	$-	$-	$-	$-	$143

Originated loans:
Collectively evaluated for impairment	$831	$175	$8	$165	$10	$1,189

Purchased loans:
Loans acquired with deteriorated credit quality	$463	$-	$-	$-	$-	$463

Loans receivable:

Ending balance	$232,625	$19,221	$6,921	$72,601	$976	$332,344

Ending balance:
Individually evaluated for impairment (1)	$69,129	$4,802	$-	$18,553	$188	$92,672

Ending balance:
Collectively evaluated for impairment	$159,176	$14,058	$6,921	$47,629	$786	$228,570

Ending balance:
Loans acquired with deteriorated credit quality	$4,320	$361	$-	$6,419	$2	$11,102

(1)  Includes loans acquired from First Franklin with outstanding balances of $91,059 at June 30, 2014.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

12. Financing receivables (continued)

	December 31, 2013
	One-to four- Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Allowance for loan losses:

Beginning balance	$1,823	$172	$1	$153	$11	$2,160
Provision	1,426	22	8	(14)	1	1,443
Charge-offs	(1,928)	-	-	(8)	(1)	(1,937)
Recoveries	31	-	-	-	-	31

Ending balance	$1,352	$194	$9	$131	$11	$1,697

Originated loans:
individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Purchased loans:
individually evaluated for impairment	$-	$-	$-	$-	$-	$-

Originated loans:
collectively evaluated for impairment	$939	$194	$9	$131	$11	$1,284

Purchased loans:
loans acquired with deteriorated credit quality	$413	$-	$-	$-	$-	$413

Loans receivable:

Ending balance	$236,236	$22,805	$7,141	$72,755	$2,278	$341,215

Ending balance:
Individually evaluated for impairment (1)	$77,380	$6,535	$-	$21,055	$1,508	$106,478

Ending balance:
Collectively evaluated for impairment	$155,676	$15,214	$7,141	$45,109	$770	$223,910

Ending balance:
Loans acquired with deteriorated credit quality	$3,180	$1,056	$-	$6,591	$-	$10,827

(1) Includes loans acquired from First Franklin with outstanding balances of $103,497 at December 31, 2013.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

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

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at June 30, 2014
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$158,852	$14,058	$6,921	$46,753	$786	$227,370
Special mention	-	-	-	-	-	-
Substandard	1,678	95	-	1,040	-	2,813
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$160,530	$14,153	$6,921	$47,793	$786	$230,183

	Originated Loans at December 31, 2013
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$155,364	$15,214	$7,141	$44,218	$770	$222,707
Special mention	-	-	-	-	-	-
Substandard	2,519	95	-	1,570	-	4,184
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$157,883	$15,309	$7,141	$45,788	$770	$226,891

	Purchased Loans at June 30, 2014
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$68,852	$5,068	$-	$20,704	$66	$94,690
Special mention	-	-	-	-	-	-
Substandard	3,243	-	-	4,104	124	7,471
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$72,095	$5,068	$-	$24,808	$190	$102,161

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

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

The following tables summarize loans by delinquency, nonaccrual status and impaired loans:

	Age Analysis of Past Due Originated Loans Receivable
	As of June 30, 2014
							Recorded
							Investment
	>30-89 Days	Over	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)

Real Estate:
1-4 family
Residential	$912	$1,223	$2,135	$158,395	$1,223	$160,530	$-
Multi-family
Residential	-	95	95	14,058	95	14,153	-
Construction	-	-	-	6,921	-	6,921	-
Commercial	-	165	165	47,628	165	47,793	-
Consumer	-	-	-	786	-	786	-

Total	$912	$1,483	$2,395	$227,788	$1,483	$230,183	$-

	Age Analysis of Past Due Originated Loans Receivable
	As of December 31, 2013
							Recorded
							Investment
	>30-89 Days	Over	Total Past	Current &		Total Loan	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)
Real Estate:
1-4 family
Residential	$1,915	$2,207	$4,122	$153,761	$2,207	$157,883	-
Multi-family	-	95	95	15,214	95	15,309	-
Construction	-	-	-	7,141	-	7,141	-
Commercial	-	679	679	45,109	679	45,788	-
Consumer	-	-	-	770	-	770	-
Total	$1,915	$2,981	$4,896	$221,995	$2,981	$226,891	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

12. Financing receivables (continued)

	Age Analysis of Past Due Purchased Loans Receivable
	As of June 30, 2014
							Recorded
							Investment
	>30-89 Days	Over	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
				(In thousands)
Real Estate:
1-4 family
Residential	$312	$2,707	$3,019	$69,076	$2,707	$72,095	$-
Multi-family
Residential	-	-	-	5,068	-	5,068	-
Construction	-	-	-	-	-	-	-
Commercial	-	519	519	24,289	519	24,808	-
Consumer	-	123	123	67	123	190	-
Total	$312	$3,349	$3,661	$98,500	$3,349	$102,161	$-

	Age Analysis of Past Due Purchased Loans Receivable
	As of December 31, 2013
							Recorded
							Investment
	>30-89 Days	Over	Total Past	Current &		Total Loan	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Receivables	Accruing
				(In thousands)
Real Estate:
1-4 family
Residential	$2,221	$3,287	$5,508	$72,845	$3,287	$78,353	$-
Multi-family	56	-	56	7,440	-	7,496	-
Construction	-	-	-	-	-	-	-
Commercial	336	676	1,012	25,955	676	26,967	-
Consumer	10	18	28	1,480	18	1,508	-
Total	$2,623	$3,981	$6,604	$107,720	$3,981	$114,324	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

12. Financing receivables (continued)

	Impaired Loans As of June 30, 2014

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Purchased loans
with a fair value discount and no related allowance recorded:
Real Estate:
1-4 family
Residential	$4,285	$4,285	$-	$3,732	$96
Multi-family	361	361	-	709	35
Construction	-	-	-	-	-
Commercial	6,419	6,419	-	6,505	250
Consumer	2	2	-	1	-
Total	$11,067	$11,067	$-	$10,947	$381
Purchased loans
with a fair value discount and an allowance recorded:
Real Estate:
1-4 family
Residential	$21	$35	$14	$10	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$21	$35	$14	$10	$-
Purchased loans
with no fair value discount and no related allowance recorded:
Real Estate:
1-4 family	$1,874	$1,874	$-	$2,260	$12
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	519	519	-	259	7
Consumer	123	123	-	70	1
Total	$2,516	$2,516	$-	$2,589	$20
Purchased loans with an allowance recorded:
Real Estate:
1-4 family	$411	$540	$129	$206	$8
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$411	$540	$129	$206	$8

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

12. Financing receivables (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Originated loans with no related allowance recorded
Real Estate:
1-4 family	$924	$924	$-	$1,566	$15
Residential
Multi-family
Residential	-	-	-	48	-
Construction	-	-	-	-	-
Commercial	118	118	-	398	5
Consumer	-	-	-	-	-
Total	$1,042	$1,042	$-	$2,012	$20
Originated loans with an allowance recorded:
Real Estate:
1-4 family	$241	$430	$189	$121	$5
Residential
Multi-family
Residential	94	95	1	47	-
Construction	-	-	-	-	-
Commercial	38	46	8	19	-
Consumer	-	-	-	-	-
Total	$373	$571	$198	$187	$5
Total:
Real Estate:
1-4 family	$7,756	$8,088	$332	$7,895	$136
Residential
Multi-family
Residential	455	456	1	804	35
Construction	-	-	-	-	-
Commercial	7,094	7,102	8	7,181	262
Consumer	125	125	-	71	1
Total	$15,430	$15,771	$341	$15,951	$434

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

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

For the six months ended June 30, 2014 and 2013

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

12. Financing receivables (continued)

Modifications As of June 30, 2014

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	5	$2,320	$2,323
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	1	100	100
Consumer	-	-	-

Modifications For the six months ended June 30, 2014

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:
1-4 Family Residential	4	$1,827
Multi-family Residential	-	-
Construction	-	-
Commercial	1	99
Consumer	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

12. Financing receivables (continued)

Modifications As of December 31, 2013

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings	(Dollars in thousands)
Real Estate:
1-4 Family Residential	4	$316	$312
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	4	1,863	1,849
Consumer	-	-	-

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:
1-4 Family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial	1	754
Consumer	-	-

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

Recent Developments

On July 15, 2014, the Board of Directors approved a grant of 400,000 stock options in accordance with the 2013 Equity Incentive Plan.  The options have an exercise price of $12.48 and vest over five years beginning one year from the date of grant.

On August 8, 2014, the Bank signed an agreement to purchase the Forest Park branch location for $575,000.  This transaction is expected to close during the third quarter of 2014.

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

The Corporation classifies investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Estimated fair values are obtained from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting the statements of financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and it is determined that the impairment is other-than-temporary, the impairment of the investment is expensed in the period in which the event or change occurred. Management also considers how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

Discussion of Financial Condition Changes at June 30, 2014 and December 31, 2013

Total assets decreased $6.1 million, or 1.0%, to $581.0 million at June 30, 2014, from $587.1 million at December 31, 2013.  The decrease in total assets primarily reflects a $9.8 million decrease in investment securities as $30.0 million in investment securities were called at par during the six months ended June 30, 2014 and an $8.7 million decrease in loans receivable as a result of selling $11.0 million of loans in the secondary market.

Cash, federal funds and interest-earning deposits increased $16.9 million, or 76.6% to $39.1 million at June 30, 2014.  The increase in cash and cash equivalents at June 30, 2014 was due to a $14.2 million increase in federal funds sold and an increase of $3.8 million in interest-earning deposits, which were partially offset by a decrease of $1.0 million in cash and due from banks.  Investment securities decreased $9.8 million, or 6.4%, to $144.1 million at June 30, 2014. The decrease in investment securities was a result of calls of $30.0 million and the sale of corporate securities of $2.5 million, which were offset by an increase of $6.9 million in the fair market value of securities designated as available for sale.  At June 30, 2014, all investment securities were classified as available for sale.

Mortgage-backed securities decreased $930,000, or 7.5%, to $11.5 million at June 30, 2014, from $12.5 million at December 31, 2013.  The decrease in mortgage-backed securities was due primarily to $978,000 in principal repayments.  At June 30, 2014, $8.7 million of mortgage-backed securities were classified as available for sale, while $2.9 million were classified as held to maturity.  As of June 30, 2014, none of the mortgage-backed securities were considered other than temporarily impaired.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at June 30, 2014 and December 31, 2013 (continued)

Loans receivable, including loans held for sale, decreased $8.7 million, or 2.6%, to $328.2 million at June 30, 2014, from $336.8 million at December 31, 2013.  The change in net loans receivable reflects loan sales totaling $11.0 million and loan principal repayments of $32.3 million, which were partially offset by loan originations of $35.4 million. The change in the composition of the Corporation’s assets reflects management’s decision to service our customer base by originating loans for sale and recording gains, while maintaining higher levels of cash and cash equivalents in order to manage interest rate risk.

The allowance for loan losses totaled $2.0 million and $1.7 million at June 30, 2014 and December 31, 2013, respectively.  In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio.  First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually.  Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.  Second, the allowance for loan losses entails utilizing the Corporation’s historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio.  The $555,000 provision for losses on loans during the six months ended June 30, 2014 reflected these factors, as well as replenishing the allowance for charge-offs totaling $262,000 and the need to provide approximately $56,000 in specific reserves for five residential properties with principal balances totaling $519,000 that were transferred to real estate owned during the six months ended June 30, 2014.  The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at June 30, 2014.

Originated non-performing and impaired loans totaled $1.6 million and $3.0 million at June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014, originated non-performing and impaired loans were comprised of nineteen loans secured by one- to four-family residential real estate totaling $1.4 million, one multi-family loan totaling $95,000 and three commercial and non-residential loans totaling $164,000. At June 30, 2014 and December 31, 2013 real estate acquired through foreclosure was $2.8 million and $3.3 million, respectively.  The allowance for loan losses represented 85.6% and 43.1% of Cheviot Financial’s originated non-performing and impaired loans at June 30, 2014 and December 31, 2013, respectively.  Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect results of operations.

Deposits totaled $463.9 million at June 30, 2014, a decrease of $5.5 million, or 1.2% from $469.4 million at December 31, 2013.  Advances from the Federal Home Loan Bank of Cincinnati decreased by $3.1 million, or 16.0%, to $16.2 million at June 30, 2014, from $19.3 million at December 31, 2013.  The decrease is a result of approximately $3.0 million in repayments during the six months ended June 30, 2014.

Shareholders’ equity increased $3.4 million, or 3.8%, from December 31, 2013.  The increase primarily resulted from net income of $1.3 million and a decrease in the unrealized loss on securities designated as available for sale of $4.7 million, which were partially offset by repurchasing 127,000 shares through the stock buyback program at a total cost of $1.5 million and dividend payments on common stock of $1.2 million.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at June 30, 2014 and December 31, 2013 (continued)

Liquidity and Capital Resources

The Corporation monitors its liquidity position on a daily basis using reports that summarize all deposit activity and loan commitments. A significant portion of the deposit base is comprised of time deposits.  At June 30, 2014, $130.1 million of time deposits are due to mature within one year.  The daily deposit activity report allows management to price time deposits competitively.  Because of this and the Corporation’s deposit retention experience, the Corporation anticipates that a significant portion of maturing time deposits will be retained. At June 30, 2014, the Corporation had loan commitments of $4.1 million. Loan commitments are funded or expire within 45 days from the date of the commitment.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $3.1 million during the six months ended June 30, 2014 and totaled $16.2 million at June 30, 2014.  At June 30, 2014, the Corporation had the ability to increase such borrowings by approximately $123.6 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.  The Corporation’s other borrowings were primarily limited to $529,000 of lease obligations.

Comparison of Operating Results for the Six-Month Period Ended June 30, 2014 and 2013

General

Net earnings for the six months ended June 30, 2014 totaled $1.3 million, a $286,000 increase from the $1.1 million in net earnings reported for the June 2013 period.  The increase in net earnings reflects an increase in other income of $522,000 and a decrease of $394,000 in general, administrative and other expense, which were partially offset by a decrease in net interest income of $252,000, an increase of $215,000 in the provision for losses on loans and an increase in the provision for federal income taxes of $163,000.

Net Interest Income

Total interest income decreased $692,000, or 7.0%, to $9.2 million for the six months ended June 30, 2014, from the comparable period in 2013.   Interest income on loans decreased $606,000, or 7.6%, to $7.4 million during the 2014 period from $8.0 million for the 2013 period.  This decrease was due primarily to a $3.3 million decrease in the average balance of loans outstanding and by a 32 basis point decrease in the average yield to 4.47% from 4.79% in the 2013 period.

Interest income on mortgage-backed securities increased $30,000, or 36.6%, to $112,000 for the six months ended June 30, 2014, from $82,000 for the 2013 period, due primarily to an increase of $3.0 million in the average balance of securities outstanding and by a five basis point increase in yield period over period.  Interest income on investment securities decreased $98,000, or 6.0%, to $1.5 million for the six months ended June 30, 2014, compared to $1.6 million for the same period in 2013, due primarily to a decrease of $31.4 million, or 17.4%, in the average balance of investment securities outstanding, which was partially offset by a 25 basis point increase in the average yield to 2.07% for the 2014 period. Interest income on other interest-earning deposits decreased $18,000, or 9.2%, to $178,000 for the six months ended June 30, 2014, as compared to the same period in 2013.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2014 and 2013 (continued)

Interest expense decreased $440,000, or 19.4%, to $1.8 million for the six months ended June 30, 2014, from $2.3 million for the same period in 2013.  Interest expense on deposits decreased by $349,000, or 18.5%, to $1.5 million from $1.9 million, due primarily to an $18.9 million decrease in the average balance outstanding, which was partially offset by 12 basis point decrease in the average costs of deposits to 0.66% during the 2013 period.  Interest expense on borrowings decreased by $91,000, or 24.1%, due primarily to a $4.9 million, or 21.5%, decrease in the average balance outstanding and a 11 basis point decrease in the average cost of borrowings.  As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $252,000, or 3.3%, to $7.4 million for the six months ended June 30, 2014.  The average interest rate spread increased 10 basis points to 2.94% for the six months ended June 30, 2014 from 2.84% for the six months ended June 30, 2013.  The net interest margin increased to 2.97% for the six months ended June 30, 2014 from 2.88% for the six months ended June 30, 2013.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $555,000 provision for losses on loans for the six months ended June 30, 2014 and $340,000 for the six months ended June 30, 2013.  Non-performing originated loans were 0.7% and 1.3% of net originated loans at June 30, 2014 and December 31, 2013, respectively.  The 2014 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on the Corporation’s historical loss experience and other external factors.  These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income

Other income increased $522,000, or 35.1%, to $2.0 million for the six months ended June 30, 2014, compared to the same period in 2013, due primarily to the gain on sale of investment securities designated as available-for-sale of $722,000 and the absence during the 2014 period of a loss on sale of office premises and equipment of $255,000, which was partially offset by a $258,000 decrease in the gain on sale of loans and a decrease of $163,000 in other operating income.

General, Administrative and Other Expense

General, administrative and other expense decreased $394,000, or 5.3%, to $7.0 million for the six months ended June 30, 2014, from $7.4 million for the comparable period in 2013.  The decrease is a result of a decrease of $441,000 in employee compensation and benefits, a decrease of $100,000 in occupancy and equipment, a decrease of $158,000 in property, payroll and other taxes, which was partially offset by an increase of $237,000 in real estate owned loss expense. The increase in real estate owned loss expense is a result of the impairment of five properties acquired through foreclosure based on updated appraised values.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2014 and 2013 (continued)

Federal Income Taxes

The provision for federal income taxes increased $163,000, or 42.1%, for the six months ended June 30, 2014. Cheviot Financial has approximately $2.9 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.5 million allowed on an annual basis. The effective tax rate for the six months ended June 30, 2014 and 2013 was 29.1% and 26.8%, respectively.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2014 and 2013

General

Net earnings for the three months ended June 30, 2014 totaled $527,000, a $262,000 increase from the $265,000 earnings reported in the June 2013 period.  The increase in net earnings reflects an increase in other income of $415,000 and a decrease of $122,000 in general, administrative and other expenses, which were partially offset by a decrease of $55,000 in net interest income, an increase of $70,000 in the provision for losses on loans and an increase of $150,000 in the provision for federal income taxes.

Net Interest Income

Total interest income decreased $254,000, or 5.2%, to $4.6 million for the three months ended June 30, 2014, from the comparable quarter in 2013.   Interest income on loans decreased $276,000, or 7.0%, to $3.7 million during the 2014 quarter from $3.9 million for the 2013 quarter.  This decrease was due primarily to a $2.8 million, or 0.8%, decrease in the average balance of loans outstanding and a 29 basis point decrease in the average yield on loans to 4.44% for the 2014 quarter from 4.73% for the three months ended June 30, 2013.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2014 and 2013

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2014 and 2013 (continued)

Net Interest Income (continued)

Interest income on mortgage-backed securities increased $11,000, or 26.8%, to $52,000 for the three months ended June 30, 2014, from $41,000 for the comparable 2013 quarter, due primarily to a $3.0 million, or 34.1% increase in the average balance of securities outstanding, which was partially offset by a 10 basis point decrease in the average yield.  Interest income on investment securities increased $19,000, or 2.4%, to $796,000 for the three months ended June 30, 2014, compared to $777,000 for the same quarter in 2013, due primarily to a 40 basis point increase in the average yield to 2.16% in the 2014 quarter, which was partially offset by a decrease of $29.3 million in the average balance of investment securities outstanding.  Interest income on other interest-earning deposits decreased $8,000, or 8.2% to $90,000 for the three months ended June 30, 2014.

Interest expense decreased $199,000, or 18.0% to $904,000 for the three months ended June 30, 2014, from $1.1 million for the same quarter in 2013.  Interest expense on deposits decreased by $153,000, or 16.6%, to $767,000, from $920,000, due primarily to a 10 basis point decrease in the average costs of deposits to 0.66% and a $15.4 million, or 3.2% decrease in the average balance of deposits outstanding.  The decrease in the average cost of deposits is due to the overall changes in the deposit composition and lower market rates for the period.  Interest expense on borrowings decreased by $46,000, or 25.1%, due primarily to a $5.0 million decrease in the average balance outstanding and due to a 11 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $55,000, or 1.5%, to $3.7 million for the three months ended June 30, 2014, as compared to the same quarter in 2013.  The average interest rate spread increased to 2.95% for the three months ended June 30, 2014 from 2.82% for the three months ended June 30, 2013.  The net interest margin increased to 2.98% for the three months ended June 30, 2014 from 2.86% for the three months ended June 30, 2013.

Provision for Losses on Loans

The Company recorded a $355,000 provision for losses on loans for the three months ended June 30, 2014, compared to a $285,000 provision for losses on loans for the three months ended June 30, 2013.  The provision for loan losses during the three months ended June 30, 2014 reflects the amount necessary to maintain an adequate allowance based on the historical loss experience and other external factors.   There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income

Other income increased $415,000, or 76.6%, to $957,000 for the three months ended June 30, 2014, compared to the same quarter in 2013, due primarily to the gain on sale of investment securities designated as available-for-sale of $281,000 and the absence during the 2014 period of a loss on sale of office premises and equipment of $255,000.  During the quarter ended June 30, 2013, the Company sold the former Franklin Savings headquarters.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2014 and 2013

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2013 and 2012 (continued)

General, Administrative and Other Expense

General, administrative and other expense decreased $122,000, or 3.3%, to $3.6 million for of the three months ended June 30, 2014.  This decrease is a result of a decrease in employee compensation and benefits of $232,000, a decrease in occupancy and equipment of $74,000, a decrease of $83,000 in property, payroll and other taxes, a decrease of $45,000 in legal and other professional expenses, which was partially offset by a $142,000 increase in the impairment of real estate owned expense.

Federal Income Taxes

The provision for federal income taxes increased $150,000 for the three months ended June 30, 2014.  Cheviot Financial has approximately $2.9 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.5 million allowed on an annual basis. The effective tax rate for the three months ended June 30, 2013 was 27.8%.

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

On October 15, 2013, the Corporation amended the authorization of a stock purchase plan. Under this program the Corporation is authorized to repurchase 341,845 shares constituting 5% of the then outstanding shares of common stock.  As of June 30, 2014, the Corporation had repurchased 129,100 shares at an average price of $11.35.

The Corporation’s stock repurchases for the three months ended June 30, 2014 are as follows:

			Total # of
			shares purchased	Maximum #
	Total	Average	as part of publicly	of shares that
	# of shares	price paid	announced plans	may yet be
Period	purchased	per share	or programs	purchased

April 1-30, 2014	16,600	$10.41	59,600	282,245
May 1-31, 2014	-	$-	-	282,245
June 1-30, 2014	69,500	$12.17	129,100	212,745

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

Cheviot Financial Corp.

PART II (Continued)

101
The following financial statements of the Corporation at June 30, 2014 and December 31, 3013, and for the three and six months ended June 30, 2014 and 2013 formatted in XBRL: Consolidated Statements of Financial Condition; Consolidated Statements of Earnings; Consolidated Statements of Comprehensive Income; Consolidated Statements of Cash Flows; and Notes to Consolidated Financial Statements.

Cheviot Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2014	By:	/s/ Thomas J. Linneman
Thomas J. Linneman
President and Chief Executive Officer

Date: August 12, 2014	By:	/s/ Scott T. Smith
Scott T. Smith
Chief Financial Officer

