Form 10-Q
period 2014-09-30
Cheviot Financial Corp.
filed 2014-11-12
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

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

Yes ☐                      No ☒

As of November 12, 2014, the latest practicable date, 6,707,803 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                      No ☐

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Cash and due from banks	$7,150	$14,129
Federal funds sold	4,493	3,340
Interest-earning deposits in other financial institutions	4,655	4,643
Cash and cash equivalents	16,298	22,112

Investment securities available for sale – at fair value	144,289	153,942
Mortgage-backed securities available for sale - at fair value	17,902	9,361
Mortgage-backed securities held to maturity - at cost, approximate market value of $2,872 and $3,230 at September 30, 2014 and December 31, 2013, respectively	2,769	3,116
Loans receivable - net	334,434	336,134
Loans held for sale - at lower of cost or market	765	703
Real estate acquired through foreclosure - net	2,276	3,284
Office premises and equipment - at depreciated cost	11,008	11,505
Federal Home Loan Bank stock - at cost	8,651	8,651
Accrued interest receivable on loans	1,046	1,173
Accrued interest receivable on mortgage-backed securities	55	23
Accrued interest receivable on investments and interest-earning deposits	631	775
Goodwill	10,309	10,309
Core deposit intangible	425	540
Prepaid expenses and other assets	4,238	3,537
Bank-owned life insurance	15,844	15,733
Prepaid federal income taxes	267	1,284
Deferred federal income taxes	1,626	4,928

Total assets	$572,833	$587,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$455,805	$469,387
Advances from the Federal Home Loan Bank	15,444	19,261
Advances by borrowers for taxes and insurance	1,703	2,357
Accrued interest payable	60	71
Accounts payable and other liabilities	5,068	5,107
Total liabilities	478,080	496,183

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued Common stock - authorized 30,000,000 shares, $.01 par value; 6,707,803 and 6,834,803 shares issued at September 30, 2014 and December 31, 2013	76	76
Additional paid-in capital	55,820	57,215
Shares acquired by stock benefit plans	(1,545)	(1,574)
Retained earnings - restricted	42,857	42,439
Accumulated comprehensive loss, unrealized losses on securities available for sale, net of related tax benefit	(2,455)	(7,229)
Total shareholders’ equity	94,753	90,927

Total liabilities and shareholders’ equity	$572,833	$587,110

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013

Interest income
Loans	$11,063	$11,840	$3,619	$3,822
Mortgage-backed securities	199	136	87	54
Investment securities	2,326	2,357	778	712
Interest-earning deposits and other	267	290	89	94
Total interest income	13,855	14,623	4,573	4,682

Interest expense
Deposits	2,279	2,780	741	894
Borrowings	413	548	127	171
Total interest expense	2,692	3,328	868	1,065

Net interest income	11,163	11,295	3,705	3,617

Provision for losses on loans	810	925	255	585

Net interest income after provision for losses on loans	10,353	10,370	3,450	3,032

Other income
Rental	80	97	24	24
Gain on sale of real estate acquired through foreclosure	84	36	59	(32)
Loss on sale of office premises and equipment	-	(255)	-	-
Gain on sale of loans	414	434	247	9
Gain on sale of investment securities designated as available-for-sale	795	-	74	-
Earnings on bank-owned life insurance	349	362	116	121
Service fee income	1,171	1,125	399	388
Other operating	8	200	4	1
Total other income	2,901	1,999	923	511

General, administrative and other expense
Employee compensation and benefits	4,288	4,760	1,406	1,437
Occupancy and equipment	1,080	1,236	348	405
Property, payroll and other taxes	840	1,058	271	331
Data processing	479	452	160	153
Legal and professional	638	660	174	167
Advertising	225	225	75	75
FDIC expense	308	338	92	120
ATM processing expense	282	289	99	104
Real estate owned impairment	547	448	54	192
Core deposit intangible amortization	115	159	34	47
Other operating	1,250	1,336	349	547
Total general, administrative and other expense	10,052	10,961	3,062	3,578

Earnings before income taxes	3,202	1,408	1,311	(35)

Federal income taxes (benefit)
Current	116	(246)	(29)	(138)
Deferred	843	577	438	82
Total federal income taxes	959	331	409	(56)

NET EARNINGS	$2,243	$1,077	$902	$21

EARNINGS PER SHARE
Basic	$.34	$.15	$.14	$.00
Diluted	$.34	$.15	$.14	$.00

Dividends per common share	$.27	$.27	$.09	$.09

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

For the nine and three months ended September 30, 2014 and 2013
(In thousands)

	For the nine months		For the three months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Net earnings for the period	$2,243	$1,077	$902	$21

Other comprehensive income (loss), net of tax expense (benefit):
Unrealized holding gains (losses) on securities during the period, net of tax (benefits) expense of $2,459 and $(2,805) for the nine months ended September 30, 2014 and 2013, respectively, and $38 and $8 for the three months ended September 30, 2014 and 2013, respectively	4,774	(5,445)	75	16

Comprehensive income (loss)	$7,017	$(4,368)	$977	$37

Accumulated comprehensive loss	$(2,455)	$(4,845)	$(2,455)	$(4,845)

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30, 2014 and 2013
(In thousands)

	2014	2013
Cash flows from operating activities:
Net earnings for the period	$2,243	$1,077
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(11)	(20)
Depreciation	538	573
Charitable donation of real estate owned property	-	32
Amortization of deferred loan origination costs - net	47	(27)
Amortization of intangible assets	115	159
Amortization of fair value adjustments	(341)	(605)
Proceeds from sale of loans in the secondary market	17,230	33,258
Loans originated for sale in the secondary market	(17,746)	(36,953)
Gain on sale of loans	(414)	(434)
Gain on sale of real estate acquired through foreclosure	(80)	(36)
Impairment on real estate acquired through foreclosure	557	448
Loss on sale of office premises and equipment	-	255
Gain on sale of investment securities designated as available-for-sale	(795)	-
Net increase in cash surrender value of bank-owned life insurance	(348)	(363)
Amortization of expense related to stock benefit plans	45	40
Provision for losses on loans	810	925
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	127	94
Accrued interest receivable on mortgage-backed securities	(32)	(5)
Accrued interest receivable on investments and interest earning deposits	144	430
Prepaid expenses and other assets	(701)	1,174
Accrued interest payable	(11)	(15)
Accounts payable and other liabilities	(113)	(1,505)
Federal income taxes
Current	1,017	(241)
Deferred	843	577
Net cash provided by (used in) operating activities	3,124	(1,162)

Cash flows provided by (used in) investing activities:
Principal repayments on loans	49,779	53,292
Loan disbursements	(48,501)	(48,850)
Purchase of investment securities – available for sale	(14,978)	(80,928)
Proceeds from maturity of investment securities – available for sale	30,000	106,175
Purchase of corporate securities	-	(1,920)
Proceeds from the sale of corporate securities	2,715	-
Purchase of mortgage-backed securities – available for sale	(10,095)	(4,977)
Principal repayments on mortgage-backed securities – available for sale	1,509	1,136
Principal repayments on mortgage-backed securities – held to maturity	347	360
Proceeds from sale of real estate acquired through foreclosure	1,034	1,662
Additions to real estate acquired through foreclosure	-	(7)
Proceeds from bank-owned life insurance	237	-
Proceeds from sale of office premises and equipment	-	1,167
Purchase of office premises and equipment	(41)	(1,211)
Net cash provided by investing activities	12,006	25,899

Cash flows provided by (used in) financing activities:
Net decrease in deposits	(13,304)	(18,736)
Repayments on Federal Home Loan Bank advances	(3,750)	(4,142)
Advances by borrowers for taxes and insurance	(654)	(660)
Stock option expense, net	39	17
Common stock repurchased	(1,450)	(8,560)
Dividends paid on common stock	(1,825)	(1,897)
Net cash used in financing activities	(20,944)	(33,978)

Net decrease in cash and cash equivalents	(5,814)	(9,241)
Cash and cash equivalents at beginning of period	22,112	25,114
Cash and cash equivalents at end of period	$16,298	$15,873

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the nine months ended September 30, 2014 and 2013
(In thousands)

	2014	2013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$-	$-

Interest on deposits and borrowings	$2,703	$3,343

Supplemental disclosure of noncash investing activities:
Transfer of loans to real estate acquired through foreclosure	$503	$2,352

Recognition of mortgage servicing rights	$104	$242

Deferred gain on real estate acquired through foreclosure	$4	$7

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2014 and 2013

1.       Basis of Presentation

Cheviot Financial Corp. (“Cheviot Financial” or the “Corporation”) is a savings and loan holding company, the principal asset of which consists of its ownership of Cheviot Savings Bank (the “Savings Bank”). The Savings Bank conducts a general banking business in southwestern Ohio which consists of attracting deposits and applying those funds primarily to the origination of real estate loans. The Savings Bank’s profitability is significantly dependent on net interest income, which is the difference between interest income from interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.

On January 18, 2012, Cheviot Financial completed a second step reorganization and sale of common stock. Prior to the completion of the second step conversion, Cheviot Financial was a federal corporation and mid-tier holding company. Following the reorganization Cheviot Financial is a Maryland corporation and the holding company of the Savings Bank.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three or nine month period ended September 30, 2014 are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.       Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.       Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. The Corporation’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. In addition, the Corporation may borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2014 and December 31, 2013, the Corporation had $15.4 million and $19.3 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $132.8 million and $121.1 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

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

The Corporation’s primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities. For the nine months ended September 30, 2014, loan originations including amounts sold in the secondary market totaled $66.2 million, compared to $85.8 million for the nine months ended September 30, 2013.

Total deposits decreased $13.6 million during the nine months ended September 30, 2014, while total deposits decreased $19.2 million during the nine months ended September 30, 2013. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contracts as of September 30, 2014.

		Payments due by period
	Less	More than	More than	More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)
Contractual obligations:
Advances from the Federal Home Loan Bank	$632	$11,051	$1,451	$2,310	$15,444
Certificates of deposit	126,189	62,524	26,442	135	215,290
Lease obligations	123	198	122	159	602
Purchase of leased facility	575	-	-	-	575

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	1,354	-	-	-	1,354
Home equity lines of credit	26,529	-	-	-	26,529
Commercial lines of credit	1,153	-	-	-	1,153
Undisbursed loans in process	5,289	-	-	-	5,289

Total contractual obligations	$161,844	$73,773	$28,015	$2,604	$266,236

Cheviot Financial is committed to maintaining a strong liquidity position and management monitors the Corporation’s liquidity position on a daily basis. The Corporation anticipates that it will have sufficient funds to meet current funding commitments. Based on deposit retention experience and current pricing strategy, it’s anticipated that a significant portion of maturing time deposits will be retained.

At September 30, 2014 and 2013, we exceeded all of the applicable regulatory capital requirements. Core (Tier 1) capital was $79.2 million and $77.9 million, or 14.1% and 13.5% of total assets at September 30, 2014 and 2013, respectively. In order to be classified as “well-capitalized” under federal banking regulations, the Savings Bank was required to have core capital of at least $34.4 million, or 6.0% of assets as of September 30, 2014. To be classified as a well-capitalized bank, the Savings Bank must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At September 30, 2014 and 2013, the Savings Bank had a total risk-based capital ratio of 25.6% and 25.5%, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended September 30, 2014 and 2013

4.       Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 168,300 and 208,251 unallocated shares held by the ESOP for the nine months ended September 30, 2014 and 2013, respectively.

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2014	2013	2014	2013

Weighted-average common shares outstanding (basic)	6,599,772	6,942,409	6,539,499	6,628,648

Dilutive effect of assumed exercise of stock options	65,168	6,798	62,530	6,819

Weighted-average common shares outstanding (diluted)	6,664,940	6,949,207	6,602,029	6,635,467

5.       Stock Option Plan

On April 23, 2013, the Corporation approved a Stock Incentive Plan. During the nine months ended September 30, 2014, 400,000 stock options were granted subject to a five year vesting period.

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

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the nine months ended September 30, 2014, the Corporation recorded $29,000 in after-tax compensation cost for equity-based awards that vested during the nine months ended September 30, 2014. The Corporation has $609,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2014, which is expected to be recognized over a weighted-average vesting period of approximately 2.1 years.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

5.       Stock Option Plan (continued)

A summary of the status of the Corporation’s stock options plan as of September 30, 2014 and the year ended December 31, 2013 as well as the changes during the period then ended are presented below:

	Nine months ended		Year ended
	September 30, 2014		December 31, 2013
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	369,939	$12.80	370,339	$12.80
Granted	400,000	12.48	-	-
Exercised	-	-	-	-
Forfeited	-	-	(400)	8.30

Outstanding at end of period	769,939	$12.63	369,939	$12.80

Options exercisable at period-end	363,791	$12.74	359,177	$12.91

Options expected to be exercisable at year-end	363,791		359,177

Fair value of options granted		1.56		NA

The following information applies to options outstanding at September 30, 2014:

Number outstanding	769,939
Exercise price	$8.30 - $15.90
Weighted-average exercise price	$12.63
Weighted-average remaining contractual life	5.6 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based upon the historical volatility of the Corporation’s stock.

The fair value of each option granted is estimated on the date of the grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for the grant during 2014, dividend yield of 2.88%; expected volatility of 14.25%; risk-free interest rates of 2.55%; and expected lives of 10 years.

The effects of expensing stock options are reported in “cash provided by financing activities” in the Consolidated Statements of Cash Flows.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

6.       Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2014 and December 31, 2013 are shown below.

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
Available for Sale:
U.S. Government agency securities	$145,077	$13	$3,988	$141,102
Municipal obligations	3,033	154	-	3,187
	$148,110	$167	$3,988	$144,289

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
Available for Sale:
U.S. Government agency securities	$160,063	$-	$11,714	$148,349
Municipal obligations	3,035	83	103	3,015
Corporate securities	1,920	658	-	2,578
	$165,018	$741	$11,817	$153,942

Unrealized gross gains and losses on investments and mortgage backed securities are shown on the Corporation’s consolidated financial as an adjustment to shareholders’ equity.

The amortized cost of investment securities at September 30, 2014, by contractual term to maturity, are shown below.

September 30,
2014
(In thousands)

Less than one year	$12,991
One to five years	42,941
Five to ten years	72,205
More than ten years	19,973
$148,110

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at September 30, 2014 and December 31, 2013 are shown below.

		September 30, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
		(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$10,259	$26	$39	$10,246
Federal National Mortgage Association adjustable-rate participation certificates	5,254	46	2	5,298
Government National Mortgage Association adjustable-rate participation certificates	2,288	70	-	2,358

	$17,801	$142	$41	$17,902

Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$212	$6	$-	$218
Federal National Mortgage Association adjustable-rate participation certificates	157	2	-	159
Government National Mortgage Association adjustable-rate participation certificates	2,400	95	-	2,495

	$2,769	$103	$-	$2,872

		December 31, 2013
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
		(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$677	$34	$1	$710
Federal National Mortgage Association adjustable-rate participation certificates	5,940	40	36	5,944
Government National Mortgage Association adjustable-rate participation certificates	2,622	85	-	2,707

	$9,239	$159	$37	$9,361

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

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

The amortized cost of mortgage-backed securities, including those designated as available for sale, at September 30, 2014, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

September 30,
2014
(In thousands)

Due in one year or less	$823
Due in one year through five years	3,467
Due in five years through ten years	4,756
Due in more than ten years	11,524

$20,570

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2014:

	Less than 12 months			12 months or longer				Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
				(Dollars in thousands)
U.S. Government agency securities	1	$4,987	$13	24	$126,123	$3,975	25	$131,110	$3,988
Municipal obligations	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	15	9,795	39	12	110	2	27	9,905	41

Total temporarily impaired securities	16	$14,782	$52	36	$126,233	$3,977	52	$141,015	$4,029

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

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

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans and fair value adjustments arising from the First Franklin acquisition. The Corporation has approximately $1.5 million of net operating losses to carryforward for the next 20 years. These losses are subject to the Internal Revenue Code Section 382 limitations which allow approximately $1.5 million of the losses on an annual basis to offset current year taxable income.

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

The Corporation is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for the years before 2011.

The Corporation will recognize, if applicable, interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

7.       Income Taxes (continued)

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the periods ended September 30, 2014 and 2013:

	2014	2013
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$1,089	$479
Increase (decrease) in taxes resulting primarily from:
Stock compensation	17	8
Nontaxable interest income	(29)	(29)
Cash surrender value of life insurance	(119)	(123)
Other	1	(4)

Federal income taxes per financial statements	$959	$331

Effective tax rate	30.0%	23.5%

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at September 30, 2014:

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

For the nine months ended September 30, 2014 and 2013

8.      Fair Value of Financial Instruments (continued)

Deposits: The fair value of passbook accounts and money market demand deposits is deemed to approximate the amount payable on demand at September 30, 2014. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit: For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At September 30, 2014, the fair value of the derivative loan commitments was not material.

9.      Disclosures about Fair Value of Assets and Liabilities

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	value	value	value	value
		(In thousands)
Financial assets
Cash and cash equivalents	$16,298	$16,298	$22,112	$22,112
Investment securities	144,289	144,289	153,942	153,942
Mortgage-backed securities	20,671	20,774	12,477	12,591
Loans receivable – net and loans held for sale	335,199	355,689	336,837	362,066
Accrued interest receivable	1,732	1,732	1,971	1,971
Federal Home Loan Bank stock	8,651	8,651	8,651	8,651

	$526,840	$547,433	$535,990	$561,333

Financial liabilities
Deposits	$455,805	$455,206	$469,387	$468,417
Advances from the Federal Home Loan Bank	15,444	15,609	19,261	20,207
Accrued interest payable	60	60	71	71
Advances by borrowers for taxes and insurance	1,703	1,703	2,357	2,357

	$473,012	$472,578	$491,076	$491,052

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

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

		Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Securities available for sale at September 30, 2014:
U.S. Government agency securities	$141,102	-	$141,102	-
Municipal obligations	3,187	-	3,187	-
Mortgage-backed securities	17,902	-	17,902	-

Securities available for sale at December 31, 2013:
U.S. Government agency securities	$148,349	-	$148,349	-
Municipal obligations	3,015	-	3,015	-
Corporate Securities	2,578	-	2,578	-
Mortgage-backed securities	9,361	-	9,361	-

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals based on comparable sales, which the Corporation considers to be Level 2 inputs. The aggregate carrying amount of impaired loans, including loans acquired from Franklin Savings with a fair value discount, at September 30, 2014 and December 31, 2013 were approximately $15.6 million and $16.5 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

9.       Disclosures about Fair Value of Assets and Liabilities (continued)

The Corporation has real estate acquired through foreclosure totaling $2.3 million and $3.3 million at September 30, 2014 and December 31, 2013, respectively. Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs. The aggregate amount of real estate acquired through foreclosure that is carried at fair value was approximately $2.3 and $3.3 million at September 30, 2014 and December 31, 2013, respectively.

The following table presents fair value measurements for the Company’s financial instruments that are not recognized at fair value in the accompanying statements of financial position on a recurring or nonrecurring basis.

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
September 30, 2014:
Financial assets:
Cash and cash equivalents	$16,298	$16,298	$-	$-
Mortgage-backed securities	2,872	-	2,872	-
Loans receivable - net	355,689	-	355,689	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,732	-	1,732	-
Financial liabilities:
Deposits	455,206	-	455,206	-
Advances from the Federal Home Loan Bank	15,609	-	15,609	-
Advances by borrowers for taxes and insurance	1,703	-	1,703	-
Accrued interest payable	60	-	60	-

December 31, 2013:
Financial assets:
Cash and cash equivalents	$22,112	$22,112	$-	$-
Mortgage-backed securities	3,230	-	3,230	-
Loans receivable - net	362,066	-	362,066	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,971	-	1,971	-
Financial liabilities:
Deposits	468,417	-	468,417	-
Advances from the Federal Home Loan Bank	20,207	-	20,207	-
Advances by borrowers for taxes and insurance	2,357	-	2,357	-
Accrued interest payable	71	-	71	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

10.       Effects of Recent Accounting Pronouncements

We adopted the following accounting guidance in 2014, none of which had a significant effect, if any, on our consolidated financial position or results of operations.

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

10.       Effects of Recent Accounting Pronouncements (continued)

In August, 2014, The FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40). Under certain government-sponsored loan guarantee programs, such as those offered by the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA), qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The objective of this Update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

11.       Intangible Assets

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings in March 2011 totaling $11.6 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Corporation did not recognize any impairment during the quarter ended September 30, 2014. The carrying amount of the goodwill at September 30, 2014 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the quarter ended September 30, 2014, no such adjustments were recorded. The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at September 30, 2014 was $1.3 million, with $873,000 in accumulated amortization as of that date.

As of September 30, 2014, the current year and estimated future amortization expense for the core deposit intangible was:

(In thousands)
2014	$34
2015	116
2016	110
2017	110
2018	55
Total	$425

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

12.       Financing Receivables

The recorded investment in loans was as follows as of September 30, 2014:

	One-to four-
	Family	Multi-family
	Residential	Residential	Construction		Commercial	Consumer	Total
	(In thousands)

Purchased loans	$69,010	$3,840	$-		$24,990	$198	$98,038
Fair value discount - Credit impaired
purchased loans	(980)	(5)	-		(374)	-	(1,359)
Fair value discount – Non-impaired
purchased loans	(219)	(92)	-		(129)	(15)	(455)
Purchased loans
book value	67,811	3,743	-		24,487	183	96,224
Originated loans (1)	162,280	16,544	9,076	(2)	56,960	822	245,682

Ending balance	$230,091	$20,287	$9,076		$81,447	$1,005	$341,906

(1)	Includes loans held for sale
(2)	Before consideration of undisbursed Loans-in-process

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of September 30, 2014:

		Credit
	Non-impaired	Impaired
	Purchased Loans	Purchased Loans
	(In thousands)	(In thousands)

One-to-four family residential	$63,739	$4,072
Multi-family residential	3,383	360
Construction	-	-
Commercial	18,162	6,325
Consumer	181	2

Total	$85,465	$10,759

Activity during 2014 for the accretable discount related to acquired credit impaired loans is as follows:

(In thousands)
Accretable discount at December 31, 2013:	$1,305
Reclass from nonaccretable difference to accretable discount	5,640
Less transferred to other real estate owned	(96)
Less accretion	(514)
Accretable discount at September 30, 2014:	$6,335

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

12.       Financing receivables (continued)

The following summarizes activity in the allowance for credit losses:

			September 30, 2014
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
			(In thousands)

Allowance for loan losses:

Beginning balance	$1,352	$194	$9	$131	$11	$1,697
Provision	714	12	(2)	86	-	810
Charge-offs	(319)	-	-	(39)	(2)	(360)
Recoveries	29	-	-	42	-	71

Ending balance	$1,776	$206	$7	$220	$9	$2,218

Originated loans:
Individually evaluated for impairment	$183	$1	$-	$9	$-	$193

Purchased loans:
Individually evaluated for impairment	$282	$-	$-	$-	$-	$282

Originated loans:
Collectively evaluated for impairment	$856	$205	$7	$211	$9	$1,288

Purchased loans:
Loans acquired with deteriorated credit quality	$455	$-	$-	$-	$-	$455

Loans receivable:

Ending balance	$230,091	$20,287	$9,076	$81,447	$1,005	$341,906

Ending balance:
Individually evaluated for impairment (1)	$65,498	$3,477	$-	$18,315	$181	$87,471

Ending balance:
Collectively evaluated for impairment	$160,521	$16,450	$9,076	$56,807	$822	$243,676

Ending balance:
Loans acquired with deteriorated credit quality	$4,072	$360	$-	$6,325	$2	$10,759

(1) Includes loans acquired from First Franklin with outstanding balances of $85,465 at September 30, 2014.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

12. Financing receivables (continued)

The Corporation assigns credit risk grades to evaluated loans using grading standards employed by regulatory agencies. Loans judged to carry lower-risk attributes are assigned a “pass” grade, indicating a minimal likelihood of loss. Loans judged to carry a higher-risk attributes are referred to as “classified loans” and are further disaggregated, with increasing expectations for loss recognition, as “special mention”, “substandard”, “doubtful”, and “loss”. The Loan Classification of Assets committee assigns the credit risk grades to loans and reports to the board on a quarterly basis the “classified asset” report.

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at September 30, 2014
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
			(In thousands)

Grade:
Pass	$160,169	$16,449	$9,076	$55,932	$822	$242,448
Special mention	-	-	-	-	-	-
Substandard	2,111	95	-	1,028	-	3,234
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$162,280	$16,544	$9,076	$56,960	$822	$245,682

	Originated Loans at December 31, 2013
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
			(In thousands)

Grade:
Pass	$155,364	$15,214	$7,141	$44,218	$770	$222,707
Special mention	-	-	-	-	-	-
Substandard	2,519	95	-	1,570	-	4,184
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$157,883	$15,309	$7,141	$45,788	$770	$226,891

	Purchased Loans at September 30, 2014
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
			(In thousands)

Grade:
Pass	$64,549	$3,743	$-	$20,540	$82	$88,914
Special mention	-	-	-	-	-	-
Substandard	3,262	-	-	3,947	101	7,310
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$67,811	$3,743	$-	$24,487	$183	$96,224

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

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

The following tables summarize loans by delinquency, nonaccrual status and impaired loans:

	Age Analysis of Past Due Originated Loans Receivable
	As of September 30, 2014
							Recorded
							Investment
	>30-89 Days	Over	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)
Real Estate:
1-4 family
Residential	$330	$1,487	$1,817	$160,072	$1,878	$162,280	$-
Multi-family
Residential	-	95	95	16,449	95	16,544	-
Construction	-	-	-	9,076	-	9,076	-
Commercial	-	162	162	56,798	162	56,960	-
Consumer	5	-	5	817	-	822	-

Total	$335	$1,744	$2,079	$243,212	$2,135	$245,682	$-

	Age Analysis of Past Due Originated Loans Receivable
	As of December 31, 2013
							Recorded
							Investment
	>30-89 Days	Over	Total Past	Current &		Total Loan	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)
Real Estate:
1-4 family
Residential	$1,915	$2,207	$4,122	$153,761	$2,207	$157,883	$-
Multi-family	-	95	95	15,214	95	15,309	-
Construction	-	-	-	7,141	-	7,141	-
Commercial	-	679	679	45,109	679	45,788	-
Consumer	-	-	-	770	-	770	-
Total	$1,915	$2,981	$4,896	$221,995	$2,981	$226,891	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

12. Financing receivables (continued)

	Age Analysis of Past Due Purchased Loans Receivable
	As of September 30, 2014
							Recorded
							Investment
	>30-89 Days	Over	Total Past	Current &		Total	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Loans	Accruing
	(In thousands)
Real Estate:
1-4 family
Residential	$412	$2,736	$3,148	$64,471	$2,928	$67,811	$-
Multi-family	-	-	-	3,743	-	3,743	-
Construction	-	-	-	-	-	-	-
Commercial	-	616	616	23,935	552	24,487	-
Consumer	-	1	1	82	101	183	-
Total	$412	$3,353	$3,765	$92,231	$3,581	$96,224	$-

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

12. Financing receivables (continued)

	Impaired Loans
	As of September 30, 2014

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Purchased loans
with a fair value discount and no related allowance recorded:
Real Estate:
1-4 family
Residential	$4,037	$4,037	$-	$3,609	$172
Multi-family	360	360	-	708	18
Construction	-	-	-	-	-
Commercial	6,325	6,325	-	6,458	324
Consumer	2	2	-	1	-
Total	$10,724	$10,724	$-	$10,776	$514
Purchased loans
with a fair value discount and an allowance recorded:
Real Estate:
1-4 family
Residential	$21	$35	$14	$10	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$21	$35	$14	$10	$-
Purchased loans
with no fair value discount and no related allowance recorded:
Real Estate:
1-4 family	$978	$978	$-	$1,812	$37
Residential
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	552	552	-	276	8
Consumer	100	100	-	58	2
Total	$1,630	$1,630	$-	$2,146	$47
Purchased loans with an allowance recorded:
Real Estate:
1-4 family	$1,199	$1,467	$268	$600	$14
Residential
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$1,199	$1,467	$268	$600	$14

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

12. Financing receivables (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
			(In thousands)
Originated loans with no related allowance recorded
Real Estate:
1-4 family	$1,513	$1,513	$-	$1,860	$22
Residential
Multi-family	-	-	-	48	-
Construction	-	-	-	-	-
Commercial	115	115	-	397	7
Consumer	-	-	-	-	-
Total	$1,628	$1,628	$-	$2,305	$29
Originated loans with an allowance recorded:
Real Estate:
1-4 family	$246	$430	$184	$123	$4
Residential
Multi-family	94	95	1	47	-
Construction	-	-	-	-	-
Commercial	38	46	8	19	-
Consumer	-	-	-	-	-
Total	$378	$571	$193	$189	$4
Total:
Real Estate:
1-4 family	$7,994	$8,460	$466	$8,014	$249
Residential
Multi-family	454	455	1	803	18
Construction	-	-	-	-	-
Commercial	7,030	7,038	8	7,150	339
Consumer	102	102	-	59	2
Total	$15,580	$16,055	$475	$16,026	$608

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

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

For the nine months ended September 30, 2014 and 2013

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

12. Financing receivables (continued)

Modifications
As of September 30, 2014

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	5	$2,320	$2,320
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	1	100	100
Consumer	-	-	-

Modifications
For the nine months ended September 30, 2014

	Number of	Recorded
	Contracts	Investment
(Dollars in thousands)
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:
1-4 Family Residential	5	$724
Multi-family Residential	-	-
Construction	-	-
Commercial	1	99
Consumer	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2014 and 2013

12. Financing receivables (continued)

Modifications As of December 31, 2013

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings	(Dollars in thousands)
Real Estate:
1-4 Family Residential	4	$316	$312
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	4	1,863	1,849
Consumer	-	-	-

Modifications
for the year ended December 31, 2013

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

Recent Developments

On August 8, 2014, the Bank signed an agreement to purchase the Forest Park branch location for $575,000. This transaction is expected to close during the fourth quarter of 2014.

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

Discussion of Financial Condition Changes at September 30, 2014 and December 31, 2013

Total assets decreased $14.3 million, or 2.4%, to $572.8 million at September 30, 2014, from $587.1 million at December 31, 2013. The decrease in total assets primarily reflects a $9.7 million decrease in investment securities as $30.0 million in investment securities were called at par during the nine months ended September 30, 2014, a decrease of $5.8 million in cash and cash equivalents, and a $1.6 million decrease in loans receivable.

Cash, federal funds and interest-earning deposits decreased $5.8 million, or 26.3% to $16.3 million at September 30, 2014. The decrease in cash and cash equivalents at September 30, 2014 was due to a $7.0 million decrease in cash and due from banks, which was partially offset by an increase of $1.2 million in federal funds sold. Investment securities decreased $9.7 million, or 6.3%, to $144.3 million at September 30, 2014. The decrease in investment securities was a result of calls of $30.0 million and the sale of corporate securities of $2.7 million, which were offset by an increase of $7.3 million in the fair market value of securities designated as available for sale. At September 30, 2014, all investment securities were classified as available for sale.

Mortgage-backed securities increased $8.2 million, or 65.7%, to $20.7 million at September 30, 2014, from $12.5 million at December 31, 2013. The increase in mortgage-backed securities was due primarily to the purchase of $10.1 million in mortgage-backed securities designated as available for sale, which was partially offset by $1.9 million in principal repayments. At September 30, 2014, $17.9 million of mortgage-backed securities were classified as available for sale, while $2.8 million were classified as held to maturity. As of September 30, 2014, none of the mortgage-backed securities were considered other than temporarily impaired.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at September 30, 2014 and December 31, 2013 (continued)

Loans receivable, including loans held for sale, decreased $1.6 million, or 0.5%, to $335.2 million at September 30, 2014, from $336.8 million at December 31, 2013. The change in net loans receivable reflects loan sales totaling $17.2 million and loan principal repayments of $49.8 million, which were partially offset by loan originations of $66.2 million.

The allowance for loan losses totaled $2.2 million and $1.7 million at September 30, 2014 and December 31, 2013, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing the Corporation’s historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $810,000 provision for losses on loans during the nine months ended September 30, 2014 reflected these factors, as well as charge-offs totaling $360,000 including the need to provide approximately $56,000 in specific reserves for five residential properties with principal balances totaling $503,000 that were transferred to real estate owned during the nine months ended September 30, 2014. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2014.

Originated non-performing and impaired loans totaled $2.0 million and $3.0 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, originated non-performing and impaired loans were comprised of twenty-eight loans secured by one- to four-family residential real estate totaling $1.9 million, one multi-family loan totaling $95,000 and three commercial and non-residential loans totaling $162,000. At September 30, 2014 and December 31, 2013, real estate acquired through foreclosure was $2.3 million and $3.3 million, respectively. The allowance for loan losses represented 39.4% and 43.2% of Cheviot Financial’s originated non-performing and impaired loans at September 30, 2014 and December 31, 2013, respectively. Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect results of operations.

Deposits totaled $455.8 million at September 30, 2014, a decrease of $13.6 million, or 2.9% from $469.4 million at December 31, 2013. Advances from the Federal Home Loan Bank of Cincinnati decreased by $3.8 million, or 19.8%, to $15.4 million at September 30, 2014, from $19.3 million at December 31, 2013. The decrease is a result of approximately $3.8 million in repayments during the nine months ended September 30, 2014.

Shareholders’ equity increased $3.8 million, or 4.2%, from December 31, 2013. The increase primarily resulted from net income of $2.2 million and a decrease in the unrealized loss on securities designated as available for sale of $4.8 million, which were partially offset by repurchasing 127,000 shares through the stock buyback program at a total cost of $1.5 million and dividend payments on common stock of $1.8 million.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at September 30, 2014 and December 31, 2013 (continued)

Liquidity and Capital Resources

The Corporation monitors its liquidity position on a daily basis using reports that summarize all deposit activity and loan commitments. A significant portion of the deposit base is comprised of time deposits. At September 30, 2014, $126.2 million of time deposits are due to mature within one year. The daily deposit activity report allows management to price time deposits competitively. Because of this and the Corporation’s deposit retention experience, the Corporation anticipates that a significant portion of maturing time deposits will be retained. At September 30, 2014, the Corporation had loan commitments of $1.4 million. Loan commitments are funded or expire within 45 days from the date of the commitment.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $3.8 million during the nine months ended September 30, 2014 and totaled $15.4 million at September 30, 2014. At September 30, 2014, the Corporation had the ability to increase such borrowings by approximately $132.8 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments. The Corporation’s other borrowings were primarily consisted of $602,000 of lease obligations.

Comparison of Operating Results for the Nine-Month Period Ended September 30, 2014 and 2013

General

Net earnings for the nine months ended September 30, 2014 totaled $2.2 million, a $1.2 million increase from the $1.1 million in net earnings reported for the September 2013 period. The increase in net earnings reflects an increase in other income of $902,000, a decrease of $909,000 in general, administrative and other expense, and a decrease in the provision for losses on loans of $115,000, which were partially offset by a decrease in net interest income of $132,000, and an increase in the provision for federal income taxes of $628,000.

Net Interest Income

Total interest income decreased $768,000, or 5.3%, to $13.9 million for the nine months ended September 30, 2014, from the comparable period in 2013. Interest income on loans decreased $777,000, or 6.6%, to $11.1 million during the 2014 period from $11.8 million for the 2013 period. This decrease was due primarily to a $4.6 million decrease in the average balance of loans outstanding and by a 25 basis point decrease in the average yield to 4.46% from 4.71% in the 2013 period.

Interest income on mortgage-backed securities increased $63,000, or 46.3%, to $199,000 for the nine months ended September 30, 2014, from $136,000 for the 2013 period, due primarily to an increase of $4.2 million in the average balance of securities outstanding and by an eight basis point increase in yield period over period. Interest income on investment securities decreased $31,000, or 1.3%, to $2.3 million for the nine months ended September 30, 2014, compared to $2.4 million for the same period in 2013, due primarily to a decrease of $27.7 million, or 15.8%, in the average balance of investment securities outstanding, which was partially offset by a 31 basis point increase in the average yield to 2.10% for the 2014 period. Interest income on other interest-earning deposits decreased $23,000, or 7.9%, to $267,000 for the nine months ended September 30, 2014, as compared to the same period in 2013.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2014 and 2013 (continued)

Interest expense decreased $636,000, or 19.1%, to $2.7 million for the nine months ended September 30, 2014, from $3.3 million for the same period in 2013. Interest expense on deposits decreased by $501,000, or 18.0%, to $2.3 million from $2.8 million, due primarily to a $17.1 million decrease in the average balance outstanding, which was partially offset by an 11 basis point decrease in the average costs of deposits to 0.66% during the 2014 period. Interest expense on borrowings decreased by $135,000, or 24.6%, due primarily to a $4.9 million, or 22.2%, decrease in the average balance outstanding and an 11 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $132,000, or 1.2%, to $11.2 million for the nine months ended September 30, 2014. The average interest rate spread increased 14 basis points to 2.95% for the nine months ended September 30, 2014 from 2.81% for the nine months ended September 30, 2013. The net interest margin increased to 2.98% for the nine months ended September 30, 2014 from 2.85% for the nine months ended September 30, 2013.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $810,000 provision for losses on loans for the nine months ended September 30, 2014 and $925,000 for the nine months ended September 30, 2013. Non-performing originated loans were 0.9% and 1.3% of net originated loans at September 30, 2014 and December 31, 2013, respectively. The 2014 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on the Corporation’s historical loss experience and other external factors. These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income

Other income increased $902,000, or 45.1%, to $2.9 million for the nine months ended September 30, 2014, compared to the same period in 2013, due primarily to the gain on sale of investment securities designated as available for sale of $795,000 and the absence during the 2014 period of a loss on sale of office premises and equipment of $255,000. During the nine ended September 30, 2013, the Company sold the former Franklin Savings headquarters.

General, Administrative and Other Expense

General, administrative and other expense decreased $909,000, or 8.3%, to $10.1 million for the nine months ended September 30, 2014, from $11.0 million for the comparable period in 2013. The decrease is a result of a decrease of $472,000 in employee compensation and benefits, a decrease of $156,000 in occupancy and equipment, a decrease of $218,000 in property, payroll and other taxes, which were partially offset by an increase of $99,000 in real estate owned loss expense.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2014 and 2013 (continued)

Federal Income Taxes

The provision for federal income taxes increased $628,000 for the nine months ended September 30, 2014. Cheviot Financial has approximately $1.5 million in remaining operating loss carryforwards to offset future taxable income for 20 years. These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.5 million allowed on an annual basis. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 30.0% and 23.5%, respectively.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2014 and 2013

General

Net earnings for the three months ended September 30, 2014 totaled $902,000, an $881,000 increase from the $21,000 earnings reported in the September 2013 period. The increase in net earnings reflects an increase in net interest income of $88,000, an increase in other income of $412,000, a decrease of $330,000 in the provision for losses on loans and a decrease of $516,000 in general, administrative and other expenses, which were partially offset by an increase of $465,000 in the provision for federal income taxes.

Net Interest Income

Total interest income decreased $109,000, or 2.3%, to $4.6 million for the three months ended September 30, 2014, from the comparable quarter in 2013. Interest income on loans decreased $203,000, or 5.3%, to $3.6 million during the 2014 quarter from $3.8 million for the 2013 quarter. This decrease was due primarily to a $7.1 million, or 2.1%, decrease in the average balance of loans outstanding and a 15 basis point decrease in the average yield on loans to 4.40% for the 2014 quarter from 4.55% for the three months ended September 30, 2013.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2014 and 2013

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2014 and 2013 (continued)

Net Interest Income (continued)

Interest income on mortgage-backed securities increased $33,000, or 61.1%, to $87,000 for the three months ended September 30, 2014, from $54,000 for the comparable 2013 quarter, due primarily to a $6.5 million, or 52.2% increase in the average balance of securities outstanding and by a 10 basis point increase in the average yield. Interest income on investment securities increased $66,000, or 9.3%, to $778,000 for the three months ended September 30, 2014, compared to $712,000 for the same quarter in 2013, due primarily to a 43 basis point increase in the average yield to 2.16% in the 2014 quarter, which was partially offset by a decrease of $20.4 million in the average balance of investment securities outstanding. Interest income on other interest-earning deposits decreased $5,000, or 5.3% to $89,000 for the three months ended September 30, 2014.

Interest expense decreased $197,000, or 18.5% to $868,000 for the three months ended September 30, 2014, from $1.1 million for the same quarter in 2013. Interest expense on deposits decreased by $153,000, or 17.1%, to $741,000, from $894,000, due primarily to an 11 basis point decrease in the average costs of deposits to 0.64% and a $13.4 million, or 2.8% decrease in the average balance of deposits outstanding. The decrease in the average cost of deposits is due to the overall changes in the deposit composition and lower market rates for the period. Interest expense on borrowings decreased by $44,000, or 25.7%, due primarily to a $4.9 million decrease in the average balance outstanding and a 10 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $88,000, or 2.4%, to $3.7 million for the three months ended September 30, 2014, as compared to the same quarter in 2013. The average interest rate spread increased to 2.94% for the three months ended September 30, 2014 from 2.75% for the three months ended September 30, 2013. The net interest margin increased to 2.97% for the three months ended September 30, 2014 from 2.79% for the three months ended September 30, 2013.

Provision for Losses on Loans

The Company recorded a $255,000 provision for losses on loans for the three months ended September 30, 2014, compared to a $585,000 provision for losses on loans for the three months ended September 30, 2013. The provision for loan losses during the three months ended September 30, 2014 reflects the amount necessary to maintain an adequate allowance based on the historical loss experience and other external factors. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income

Other income increased $412,000, or 80.6%, to $923,000 for the three months ended September 30, 2014, compared to the same quarter in 2013, due primarily to the increase in the gain on sale of loans of $238,000 and the gain on sale of investment securities designated as available-for-sale of $74,000 and an increase in the gain on sale of real estate acquired through foreclosure of $91,000.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2014 and 2013

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2013 and 2012 (continued)

General, Administrative and Other Expense

General, administrative and other expense decreased $516,000, or 14.4%, to $3.1 million for the three months ended September 30, 2014. This decrease is a result of a decrease of $138,000 in the impairment of real estate owned expense, a decrease of $198,000 in other operating expense and a decrease of $60,000 in property, payroll and other taxes.

Federal Income Taxes

The provision for federal income taxes increased $465,000 for the three months ended September 30, 2014. Cheviot Financial has approximately $1.5 million in remaining operating loss carryforwards to offset future taxable income for 20 years. These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.5 million allowed on an annual basis. The effective tax rate for the three months ended September 30, 2013 was 31.2%.

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

On October 15, 2013, the Corporation amended the authorization of a stock purchase plan. Under this program the Corporation is authorized to repurchase 341,845 shares constituting 5% of the then outstanding shares of common stock. As of September 30, 2014, the Corporation had repurchased 129,100 shares at an average price of $11.35. The maximum number of shares that may yet be purchased under the plan is 212,745 shares. There were no stock repurchases during the three months ended September 30, 2014.

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

Cheviot Financial Corp.

PART II (Continued)

101
The following financial statements of the Corporation at September 30, 2014 and December 31, 3013, and for the three and nine months ended September 30, 2014 and 2013 formatted in XBRL: Consolidated Statements of Financial Condition; Consolidated Statements of Earnings; Consolidated Statements of Comprehensive Income; Consolidated Statements of Cash Flows; and Notes to Consolidated Financial Statements.

Cheviot Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2014	By:	/s/ Thomas J. Linneman
Thomas J. Linneman
President and Chief Executive Officer

Date:	November 12, 2014	By:	/s/ Scott T. Smith
Scott T. Smith
Chief Financial Officer

