Form 10-K
period 2014-12-31
Cheviot Financial Corp.
filed 2015-03-12
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2014 was $76.3 million.

As of March 4, 2015, there was issued and outstanding 6,745,590 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant (Part III).
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

General

Cheviot Financial Corp.

On January 18, 2012, Cheviot Financial Corp., a Maryland corporation (the “Company”), completed its second-step conversion and related public stock offering. Cheviot Savings Bank is 100% owned by the Company and the Company is 100% owned by public stockholders. The Company sold a total of 4,675,000 shares of common stock in a subscription, community and syndicated community offerings, including 187,000 shares to the Company’s employee stock ownership plan. All shares were sold at a purchase price of $8.00 per share.

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

The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. Cheviot Financial Corp.’s executive offices are located at 3723 Glenmore Avenue, Cheviot, Ohio 45211, and its telephone number at this address is (513) 661-0457. At December 31, 2014, we had consolidated assets of $571.2 million, deposits of $451.8 million and shareholders’ equity of $96.2 million. References to Cheviot Financial Corp. or the Company refer to the predecessor corporation where appropriate.

Cheviot Savings Bank

Cheviot Savings Bank (the “Bank”) was established in 1911 as an Ohio-chartered savings and loan association. Our primary business activity is the origination of one- to four-family real estate loans. To a lesser extent, we originate construction, multi-family, commercial real estate and consumer loans. We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities. At December 31, 2014, the Bank’s tangible core and risk-based capital ratios were 13.9%, 13.9% and 25.2%, respectively, which levels were well in excess of regulatory requirements.

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

Market Area

We conduct our operations from our executive office in Cheviot, Ohio and 11 full-service branches, all of which are located in Hamilton County, Ohio. Cheviot, Ohio is located in Hamilton County and is 10 miles west of downtown Cincinnati. Prior to our acquisition of First Franklin, we operated primarily on the west side of Cincinnati, Ohio and the surrounding areas, but, as a result of the acquisition, we now operate throughout Cincinnati and its surrounding areas. Hamilton County, Ohio represents our primary geographic market area for loans and deposits with our remaining business operations conducted in the larger Cincinnati metropolitan area, which includes Warren, Butler and Clermont Counties. We also conduct a moderate level of business in the southeastern Indiana region, primarily in Dearborn, Ripley, Franklin and Ohio Counties. We also originate loans in the northern Kentucky region secured by properties in Campbell, Kenton and Boone Counties. The local economy is diversified with services, wholesale/retail trade, and finance, insurance, and real estate employment remaining the most prominent employment sectors in Hamilton County. Furthermore, major industries within the Cincinnati metropolitan area include advanced energy, advanced manufacturing, biohealth, consumer products and brand development, food processing and agriculture, and finance, insurance, and information technology. Hamilton County is primarily a developed and urban county. The employment base is diversified and there is no dependence on one area of the economy for continued employment. Major employers in the market include Kroger Co., University of Cincinnati, Cincinnati Children’s Hospital Medical Center, Proctor & Gamble Co, GE Aviation, and city and county governments. Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment.

According to SNL Financial, the southeastern Indiana region counties and the City of Cincinnati have experienced a declining population from 2010 to 2014 while the other counties in which we conduct business had population growth. The population decline in the City of Cincinnati results from the counties in southwest Ohio and northern Kentucky being more successful in attracting new and existing businesses to locate within their areas through economic incentives, including less expensive real estate options for office facilities. Individuals are moving to these other areas to be closer to their place of employment, for newer, less expensive housing and more suburban neighborhoods. From 2010 to 2014, population increases in the remainder of our market area ranged from a low of 0.003% in Hamilton County, Ohio to a high of 1.47% in Boone County, Kentucky. Ohio’s population increased by 0.01% during this period and the United States’ population as a whole increased by 0.68%. Over the next five years, population in Hamilton County is projected to continue to increase, reflecting similar state and nationwide trends. Per capita income for Hamilton County as of 2014 ($28,462) was above comparable measures for both the United States and Ohio ($27,721 and $25,574, respectively), and median household income for Hamilton County as of 2014 ($46,648) was comparable to the same measure for Ohio ($46,760), although the state and county medians both fell slightly below the comparable measure for the United States ($51,579). Overall, we believe the aforementioned information indicates the relatively stable and diversified economy in the regional market served by Cheviot Savings Bank. Property values and building development are climbing back to levels seen before the recession in much of Ohio, and in particular, within our market area, as the overall economy has improved.

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

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money centers and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our position as a community bank. As of June 30, 2014, the Bank was ranked eighth in Hamilton county with a market share of 0.76%.

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within our primary market area. We will sell a portion of our fixed-rate loans into the secondary market. We also originate commercial real estate loans, including multi-family residential real estate loans, construction loans, business lines of credit and consumer loans. Our net loan portfolio increased to $337.1 million at December 31, 2014 from $336.8 million at December 31, 2013.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$231,626	67.58%	$236,236	69.23%	$249,202	72.62%
Multi-family residential	20,501	5.98	22,805	6.68	23,866	6.96
Construction	8,327	2.43	7,141	2.09	1,243	0.36
Commercial (2)	44,996	13.13	47,450	13.91	42,148	12.28
Other real estate	4,569	1.33	4,726	1.39	5,134	1.50
Commercial business	31,792	9.28	20,579	6.03	19,884	5.79
Consumer (3)	921	0.27	2,278	0.67	1,691	0.49

Total loans	342,732	100.00%	341,215	100.00%	343,168	100.00%

Less:
Undisbursed portion of loans in process	4,300		3,157		933
Deferred loan origination fees	(899)		(476)		(339)
Allowance for loan losses	2,236		1,697		2,160

Total loans, net	$337,095		$336,837		$340,414

	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$290,808	75.14%	$195,801	84.76%
Multi-family residential	26,210	6.77	8,594	3.72
Construction	4,390	1.13	7,081	3.06
Commercial (2)	42,491	10.98	13,422	5.81
Other real estate	5,311	1.37	—	—
Commercial business	15,592	4.03	5,907	2.56
Consumer (3)	2,210	0.58	207	0.09

Total loans	387,012	100.00%	231,012	100.00%

Less:
Undisbursed portion of loans in process	1,478		4,482
Deferred loan origination fees	(209)		(150)
Allowance for loan losses	1,447		1,242

Total loans, net	$384,296		$225,438

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes land loans.
(3)	For all dates, includes loans secured by deposit accounts.

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2014, regarding the amount of loans maturing in our portfolio. Demand loans and loans with no stated maturity are reported as due within one year.

	At December 31, 2014
	Within One Year	One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$10,897	$23,160	$25,111	$64,111	$99,125	$9,222	$231,626
Multi-family residential	1,602	3,455	3,820	11,408	216	—	20,501
Construction	526	1,124	1,225	3,574	1,878	—	8,327
Commercial	3,857	8,366	9,315	23,458	—	—	44,996
Other real estate	306	671	760	2,363	469	—	4,569
Commercial business	2,252	4,840	5,323	15,751	3,626	—	31,792
Consumer	104	228	254	335	—	—	921
Total loans	$19,544	$41,844	$45,808	$121,000	$105,314	$9,222	$342,732

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2014, the dollar amount of all fixed-rate and adjustable-rate loans and home equity lines of credit due after December 31, 2015.

	At December 31, 2014 and Due After December 31, 2015
	Fixed	Floating or Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$126,698	$94,031	$220,729
Multi-family residential	10,848	8,051	18,899
Construction	4,478	3,323	7,801
Commercial	23,614	17,525	41,139
Other real estate	2,448	1,815	4,263
Commercial business	16,956	12,584	29,540
Consumer	817	—	817
Total loans	$185,859	$137,329	$323,188

Residential Mortgage Loans. Cheviot Savings Bank originates mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2014, one- to four-family residential mortgage loans totaled $231.6 million, or 67.6% of our total loan portfolio. At December 31, 2014, our one- to four-family residential loan portfolio consisted of 47.7% adjustable-rate loans and 52.3% of fixed-rate loans. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

Our residential mortgage loans generally have terms from 10 to 30 years and amortize on a monthly basis with principal and interest due each month. As of December 31, 2014, we offered the following residential mortgage loan products:

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

We currently sell a portion of our conforming fixed-rate loans in the secondary market and hold the remaining fixed-rate loans and adjustable-rate loans in our portfolio. During the years ended December 31, 2014 and 2013, we sold $24.4 million and $39.6 million, respectively, in loans, the majority of which was sold servicing retained. As interest rates that are used to price mortgages rose during the latter half of 2013, the demand for loans decreased significantly. As a result, our loans originated for sale as well as held in portfolio decreased. In order to address these changes in our market place, we reduced the number of employees committed to our mortgage operation business. We lend up to a maximum loan-to-value ratio of 97% on mortgage loans secured by owner-occupied properties, with the condition that private mortgage insurance is required on first mortgage loans with a loan-to-value ratio in excess of 85%. The first time home buyer program allows up to 97% financing and requires private mortgage insurance. During the years ended December 31, 2014 and 2013, we originated $3.0 million and $6.1 million, respectively in loans under this program. As of December 31, 2014, these loans were performing in accordance with the original terms. To a lesser extent, we originate non-conforming loans that are tailored to the needs of the local community.

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

During the year ended December 31, 2014, we had new loan originations of $92.6 million, $29.6 million of which were adjustable-rate loans and $63.0 million were fixed-rate loans.

Included in residential mortgage loans at December 31, 2014 were $19.2 million of home equity lines of credit and $3.7 million of home equity loans. Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residential properties. We are attempting to increase our originations of home equity lines of credit. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 85% including senior liens on the subject property and with a maximum loan to appraised value of ratio 80% when the senior lien is held elsewhere. We currently offer these loans for terms of up to 20 years, and with adjustable rates that are tied to the prime rate.

Commercial and Other Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of land and/or developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic and projected cash flow, current and projected occupancy, location, physical condition and credit worthiness of the borrower. At December 31, 2014, our commercial real estate portfolio totaled $49.6 million, or 14.5%, of total loans. A majority of our commercial real estate loans are secured by properties in Hamilton County. Our commercial real estate portfolio is diverse as to borrower and property type.

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

Multi-Family Loans. At December 31, 2014, $20.5 million, or 6.0%, of our total loan portfolio consisted of loans secured by multi-family real estate. We originate fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 25 years. We generally lend up to 80% of the property’s appraised value. Appraised values are determined by an outside independent appraiser that we designate. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

Multi-family real estate lending is generally considered to involve a higher degree of credit risk than one- to four-family residential lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. In addition, the payment experience on loans secured by income producing properties typically depends on the successful operation of the related real estate project. Consequently, the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

Construction Loans. Cheviot Savings Bank originates construction loans for owner-occupied residential real estate, and, to a lesser extent, for commercial builders of residential real estate, improvement to existing structures, new construction for commercial purposes and residential land development.

At December 31, 2014, construction loans represented $8.3 million, or 2.4%, of Cheviot Savings Bank’s total loans. At December 31, 2014, the unadvanced portion of these construction loans totaled $4.3 million.

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

Consumer Loans. During 2010, we began offering automobile loans to our customers. In addition, on a limited basis, we make loans secured by deposit accounts up to 90% of the amount of the depositor’s collected deposit account balance. At December 31, 2014, consumer loans totaled $921,000, or 0.3%, of total loans.

Commercial Business Loans. We originate commercial business lines of credit and loans, which are secured by non-real estate business assets such as equipment, receivables and inventories. We focus on the origination of commercial business loans in amounts between $50,000 and $250,000. At December 31, 2014, commercial business loans totaled $31.8 million, or 9.3%, or total loans.

Commercial business lending generally involves additional risks compared to one- to four-family residential lending because repayment generally depends on the successful operation of the borrowers’ business. Repayment of such loans may be subject, to a greater extent than residential loans, to adverse conditions in the real estate market or the economy. Commercial and industrial loans have greater credit risk than one- to four-family residential real estate loans. Our policies limit the amount of loans to a single borrower or group of related borrowers to reduce this risk.

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

Loans to One Borrower. State savings and loan institutions are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Our loans to one borrower limit under this regulation at December 31, 2014 was $12.0 million. Our policy generally provides that loans to one borrower (or related borrowers) should not exceed $7.0 million (excluding the borrower’s principal residence). However, the board of directors may approve loans in greater amounts and may amend this limitation annually based on the asset growth and capital position of Cheviot Savings Bank.

At December 31, 2014, the largest aggregate credit exposure to one borrower consisted of one loan totaling $5.8 million. This loan is secured by commercial real estate and was performing in accordance with contractual terms. There were 37 additional credit relationships, including committed amounts, in excess of $1.0 million at December 31, 2014. All of the loans extended under these credit relationships were performing as of December 31, 2014.

Asset Quality

General. One of our key operating objectives has been, and continues to be, to maintain a high asset quality. Our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures have resulted in our historical ratios of non-performing loans to total loans being lower than those of our peers. Our originated impaired and non-performing loans totaled $2.3 million, or 0.9% of net originated loans at December 31, 2014, and $3.0 million, or 1.3% of net originated loans at December 31, 2013. We have addressed the consequences of the national and local economy by adhering to our conservative underwriting standards and limiting our exposure on one- to four-family residential investment properties.

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

Cheviot Savings Bank has implemented several credit risk measures in the loan origination process that have served to reduce potential losses. Cheviot Savings Bank also seeks to limit loan portfolio credit risk by originating in the local market generally one- to four-family permanent mortgage loans with a loan-to-value of 85% or less, and one and two family owner-occupied residential mortgage loans with a loan-to-value of 85%, with private mortgage insurance required on first mortgage loans with loan-to-value of greater than 85%. Cheviot Savings Bank consistently observes conservative loan underwriting guidelines and makes exceptions in originating such loans only if there are sound reasons for such exceptions.

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

Marketing real estate owned generally involves listing the property for sale. Cheviot Savings Bank maintains the real estate acquired through foreclosure in good condition to enhance its marketability. As of December 31, 2014, we held 13 properties classified as real estate owned totaling $1.8 million and at December 31, 2013, we held 20 properties classified as real estate owned totaling $3.3 million. At December 31, 2014, our two largest real estate properties acquired through foreclosure were a residential home and a land lot totaling in the aggregate $1.2 million. These properties are insured by Cheviot Savings Bank. Cheviot Savings Bank takes actions to ensure that a property does not deteriorate due to neglect while held as real estate owned. New appraisals are ordered at the time Cheviot Savings Bank takes ownership of the property. Updated appraisals may be ordered at future dates depending on the availability of automated estimated value reports, the stability of then-existing market conditions, the continued maintenance of the property and the existence of zoning or environmental changes. We work with preapproved real estate agents to sell the property.

Delinquent Loans and Non-performing Loans and Assets. Our policies require that the collection manager monitor the status of the loan portfolios and report to the board of directors on a monthly and quarterly basis. These reports include information on delinquent loans, criticized and classified assets, foreclosed real estate and our plans to cure the delinquent status of the loans.

It is Cheviot Savings Bank’s policy to underwrite single-family residential loans up to a 97% loan-to-value ratio and all other loans (multi-family, construction, commercial and consumer) on no more than an 85% loan-to-value ratio. We generally stop accruing interest on our one- to four-family residential, construction and commercial loans when interest or principal payments are 90 days in arrears. Consumer loans are comprised of loans secured by deposits, automobile loans and unsecured loans with Cheviot Savings Bank. Such loans are placed on non-accrual status should they become 90 days delinquent. We will stop accruing interest earlier when the timely collectability of such interest or principal is doubtful.

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

The following table sets forth certain information regarding delinquencies in our loan portfolio.

	30 to 59 Days Delinquent		60 to 89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
	(Dollars in thousands)

At December 31, 2014:
Real Estate Loans:
One- to four-family residential (1)	$1,170	0.35%	$1,675	0.50%	$3,054	0.91%
Multi-family residential	—	—	—	—	95	0.03
Construction	—	—	—	—	—	—
Commercial (2)	187	0.06	—	—	762	0.23
Other real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$1,357	0.41%	$1,675	0.50%	$3,911	1.17%

At December 31, 2013:
Real Estate Loans:
One- to four-family residential (1)	$3,101	0.92%	$1,035	0.31%	$5,494	1.63%
Multi-family residential	55	0.02	—	—	95	0.03
Construction	—	—	—	—	—	—
Commercial (2)	—	—	23	0.01	1,355	0.40
Other real estate	314	0.09	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer (3)	10	0.00	—	—	18	0.01
Total delinquent loans	$3,480	1.03%	$1,058	0.32%	$6,962	2.07%

At December 31, 2012:
Real Estate Loans:
One- to four-family residential (1)	$2,617	0.76%	$1,390	0.41%	$8,448	2.46%
Multi-family residential	—	—	—	—	94	0.03
Construction	—	—	—	—	—	—
Commercial (2)	—	—	—	—	443	0.13
Other real estate	693	0.20	547	0.16	477	0.14
Commercial business	—	—	—	—	1,219	0.36
Consumer (3)	—	—	—	—	7	—
Total delinquent loans	$3,310	0.96%	$1,937	0.57%	$10,688	3.12%

At December 31, 2011:
Real Estate Loans:
One- to four-family residential (1)	$3,240	0.84%	$3,281	0.85%	$10,150	2.64%
Multi-family residential	—	—	—	—	396	0.10
Construction	—	—	—	—	—	—
Commercial (2)	—	—	—	—	477	0.13
Other real estate	—	—	129	0.03	471	0.12
Commercial business	641	0.17	67	0.02	615	0.16
Consumer (3)	—	—	—	—	10	—
Total delinquent loans	$3,881	1.01%	$3,477	0.90%	$12,119	3.15%

At December 31, 2010:
Real Estate Loans:
One- to four-family residential (1)	$588	0.26%	$429	0.19%	$4,695	2.08%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial (2)	—	—	46	0.02	160	0.07
Other real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$588	0.26%	$475	0.21%	$4,855	2.15%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	For all dates, includes loans secured by deposit accounts.

Total delinquencies at December 31, 2014 and 2013 totaled approximately $6.9 million and $11.5 million. Loans delinquent 90 days or more decreased from $7.0 million to $3.9 million as the Bank focused on collection procedures and resolving loans through the foreclosure process.

The following tables set forth information regarding impaired and non-performing loans and assets. At December 31, 2014, originated loans and assets consisted of loans and assets of Cheviot Savings Bank, excluding the loans and assets acquired from The Franklin Savings and Loan Company, while purchased loans consisted of loans and assets acquired from The Franklin Savings and Loan Company on March 16, 2011 that remained with us.

	At December 31,
	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual and impaired real estate originated loans:
One- to four-family residential (1)	$2,031	$2,207	$5,002	$5,311
Multi-family residential	95	95	94	96
Construction	—	—	—	—
Commercial (2)	162	679	620	—
Other real estate	—	—	—	338
Commercial business	—	—	—	—
Consumer (3)	—	—	—	—
Total non-accruing originated loans	2,288	2,981	5,716	5,745
Accruing originated loans delinquent 90 days or more	—	—	—	—
Total non-performing originated loans	2,288	2,981	5,716	5,745
Real estate acquired through foreclosure	1,592	2,077	2,749	2,435
Total non-performing originated assets	$3,880	$5,058	$8,465	$8,180

Non-performing originated assets to total assets	0.68%	0.86%	1.34%	1.33%
Non-performing originated loans to net originated loans	0.93%	1.34%	2.83%	2.71%

Non-accrual and impaired real estate purchased loans:
One- to four-family residential (1)	$2,144	$3,287	$3,446	$4,839
Multi-family residential	—	—	—	300
Construction	—	—	—	—
Commercial (2)	655	676	1,519	813
Other real estate	—	—	—	97
Commercial business	—	—	—	315
Consumer (3)	—	18	7	10
Total non-accruing purchased loans	2,799	3,981	4,972	6,374
Accruing purchased loans delinquent 90 days or more	—	—	—	—
Total non-performing purchased loans	2,799	3,981	4,972	6,374
Real estate acquired through foreclosure	223	1,207	1,231	1,360
Total non-performing purchased assets	$3,022	$5,188	$6,203	$7,734

Non-performing purchased assets to total assets	0.53%	0.96%	0.98%	1.25%
Non-performing purchased loans to net purchased loans	2.53%	2.62%	4.13%	3.71%

Non-accrual real estate loans:
One- to four-family residential (1)	$4,175	$5,494	$8,448	$10,150
Multi-family residential	95	95	94	396
Construction	—	—	—	—
Commercial (2)	817	1,355	2,139	813
Other real estate	—	—	—	435
Commercial business	—	—	—	315
Consumer (3)	—	18	7	10
Total non-accruing loans (4)	5,087	6,962	10,688	12,119
Accruing loans delinquent 90 days or more	—	—	—	—
Total non-performing loans	5,087	6,962	10,688	12,119
Real estate acquired through foreclosure	1,815	3,284	3,980	3,795
Total non-performing assets	$6,902	$10,246	$14,668	$15,914

Non-performing assets to total assets	1.21%	1.75%	2.32%	2.58%
Non-performing loans to net loans	1.51%	2.07%	3.14%	3.15%

At December 31, 2010
(Dollars in thousands)

Non-accrual real estate loans:
One- to four-family residential (1)	$4,695
Multi-family residential	—
Construction	—
Commercial (2)	160
Other real estate	—
Commercial business	—
Consumer (3)	—
Total non-accruing loans (4)	4,855
Impaired loans	—
Accruing loans delinquent 90 days or more	—
Total non-performing loans	4,855
Real estate acquired through foreclosure	2,007
Total non-performing assets	$6,862

Non-performing assets to total assets	1.92%
Non-performing loans to net loans	2.15%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	For all dates, includes loans secured by deposit accounts.
(4)
For the year ended December 31, 2014, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $296,000. $438,000 in interest income was recorded on such loans during the year ended December 31, 2014.

Non-performing and impaired originated loans totaled $2.3 million and $3.0 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, total non-performing and impaired loans including loans purchased totaled $6.9 million and $10.2 million.

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

As of the year ended December 31, 2014, Cheviot Savings Bank had total troubled debt restructurings of $2.6 million. There were eight one- to four-family residential loans totaling $2.5 million and one commercial loan totaling $100,000 in troubled debt restructurings during the year. During the year ended December 31, 2014, there was six troubled debt commercial loan totaling $823,000 that subsequently defaulted. During the year ended December 31, 2013, there was one troubled debt commercial loan totaling $754,000 that subsequently defaulted. During the year ended December 31, 2013, Cheviot Savings Bank had total troubled debt restructurings of $2.2 million. There were four one- to four-family residential loans totaling $316,000 and four commercial loan totaling $1.9 million in troubled debt restructurings during the year. During the year ended December 31, 2012, Cheviot Savings Bank had total troubled debt restructurings of $6.0 million. There were 16 one- to four-family residential loans totaling $1.5 million and one commercial loan totaling $754,000 in troubled debt restructurings during the year. During the year ended December 31, 2011, Cheviot Savings Bank had a total of five one- to four-family residential troubled debt restructurings of $800,000. During the year ended December 31, 2011, there was one troubled debt restructuring that subsequently defaulted totaling $268,000. During the year ended December 31, 2010, Cheviot Savings Bank had six one- to four-family residential troubled debt restructurings of $2.4 million. During the year ended December 31, 2010, there were three troubled debt restructurings that subsequently defaulted totaling $2.0 million. These loans were modified due to short term concessions with no impairment as Cheviot Savings Bank expects to recognize the full amount of the commitment. Cheviot Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.

In addition to troubled debt restructurings, we modify loans to reduce interest rates in the event of reductions in market rates. Except for these interest rate reductions, we do not otherwise modify loans unless such loans are to be classified as troubled debt restructurings.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Cheviot Savings Bank will establish a charge-off of the loan pursuant to Accounting Standards Codification Topic 310, “Receivables”. The following table sets forth information regarding classified assets as of December 31, 2014, 2013 and 2012.

	At December 31,
	2014	2013	2012
	(In thousands)
Classification of Assets:
Substandard	$9,918	$10,036	$13,362
Doubtful	—	—	—
Loss	—	—	—
Total Classified Assets	$9,918	$10,036	$13,362
Special Mention	$—	$—	$108

At December 31, 2014, substandard assets were $9.9 million. The assets consisted of 65 one- to four-family residential loans with an aggregate principal balance of $5.0 million, 15 commercial real estate loans with an aggregate principal balance of $4.7 million and one multi-family residential totaling approximately $95,000 and two consumer loans totaling approximately $101,000.

General loss allowances established to cover inherent, but unconfirmed losses in the portfolio may be included in determining an institution’s regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

Allowance for Loan Losses. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. We evaluate our allowance for loan losses quarterly. We have made changes to the external factors in the calculation during the year as we believe there have improvements in the local economy, reduction in our overall delinquencies and an improvement in property values. We will continue to monitor all items involved in the allowance calculation closely.

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

At December 31, 2014 and 2013, our allowance for loan losses was $2.2 million and $1.7 million, respectively. Our ratio of the allowance for loan losses as a percentage of originated net loans receivable was 0.66% and 0.58% at December 31, 2014 and 2013, respectively.

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

The following table sets forth the analysis of the activity in the allowance for loan losses for the years indicated:

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$1,697	$2,160	$1,447	$1,242	$1,025

Charge- offs:
One- to four-family residential (1)	(520)	(1,928)	(537)	(482)	(277)
Multi-family residential	—	—	—	—	—
Construction	—	—	—	(21)	—
Commercial (2)	(39)	(8)	(31)	—	(56)
Other real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer (3)	(3)	(1)	—	(5)	—
Total charge-offs	(562)	(1,937)	(568)	(508)	(333)

Recoveries:
One- to four-family residential (1)	34	31	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial (2)	43	—	—	—	—
Other real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer (3)	—	—	1	13	—
Total recoveries	77	31	1	13	—

Net charge-offs	(485)	(1,906)	(567)	(495)	(333)

Provision for losses on loans	1,024	1,443	1,280	700	550

Balance at end of period	$2,236	$1,697	$2,160	$1,447	$1,242

Total loans receivable, net (1)	$337,095	$336,837	$340,414	$384,296	$225,438

Average loans receivable outstanding (1)	$331,944	$335,615	$359,940	$367,063	$240,224

Allowance for loan losses as a percent of originated net loans receivable	0.66%	0.58%	0.81%	0.68%	0.55%

Net loans charged off as a percent of average loans outstanding	0.15%	0.57%	0.16%	0.14%	0.14%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	For all dates, includes loans secured by deposit accounts.

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

	At December 31, 2014			At December 31, 2013
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$1,813	$231,626	67.58%	$1,352	$236,236	69.23%
Multi-family residential	209	20,501	5.98	194	22,805	6.68
Construction	7	8,327	2.43	9	7,141	2.09
Commercial (2)	109	44,996	13.13	85	47,450	13.91
Other real estate	12	4,569	1.33	9	4,726	1.39
Commercial business	78	31,792	9.28	37	20,579	6.03
Consumer (3)	8	921	0.27	11	2,278	0.67

Total	$2,236	$342,732	100.00%	$1,697	$341,215	100.00%

	At December 31,
	2012			2011
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$1,823	$249,202	72.62%	$978	$290,808	75.14%
Multi-family residential	172	23,866	6.96	162	26,210	6.77
Construction	1	1,243	0.36	13	4,390	1.13
Commercial (2)	96	42,148	12.28	191	42,491	10.98
Other real estate	12	5,134	1.50	24	5,311	1.37
Commercial business	45	19,884	5.79	70	15,592	4.03
Consumer (3)	11	1,691	0.49	9	2,210	0.58

Total	$2,160	$343,168	100.00%	$1,447	$387,012	100.00%

	At December 31,
	2010
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$979	$195,801	84.76%
Multi-family residential	49	8,594	3.72
Construction	33	7,081	3.06
Commercial (2)	125	13,422	5.81
Other real estate	—	—	—
Commercial business	55	5,907	2.56
Consumer (3)	1	207	0.09
Total	$1,242	$231,012	100.00%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	For all dates, includes loans secured by deposit accounts.

Securities Activities

General. Our investment policy is established by the board of directors. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. The board of directors, as a whole, acts in the capacity of an investment committee and is responsible for overseeing our investment program and evaluating on an ongoing basis our investment policy and objectives. Our president, chief financial officer and controller have the authority to purchase securities within specific guidelines established by the investment policy. All transactions are reviewed by the board of directors at its regular meeting.

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments - Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if we have the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders’ equity, respectively. During 2014, we purchased $25.1 million of investment and mortgage-backed securities that were classified as available for sale. During 2013, we purchased $85.9 million of investment and mortgage-backed securities that were classified as available for sale and $1.9 million of corporate securities. Realized gains or losses on sales of securities are recognized using the specific identification method.

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

Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities with short term maturities, and U.S. Government and agency obligations and municipal obligations with maturities in excess of 10 years. We monitor our investment portfolio for losses that may be considered other than temporary. At December 31, 2014 and December 31, 2013, all unrealized losses on securities are viewed by management to be temporary. At December 31, 2014, the amortized cost of our investment and mortgage-backed securities portfolio was $138.7 million, while the estimated fair value was $136.4 million. At December 31, 2013, the amortized cost of our investment and mortgage-backed securities portfolio was $177.4 million, while the estimated fair value was $166.5 million. While the temporary changes in principal value did not impact our net income, such changes will affect our stated book value and tangible book on a given date.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment securities held to maturity:
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Total investment securities held to maturity	—	—	—	—	—	—

Mortgage-backed securities held to maturity:
Freddie Mac	—	—	253	261	318	324
Fannie Mae	—	—	212	218	296	305
Ginnie Mae	—	—	2,651	2,751	2,967	3,143
Total mortgage-backed securities held to maturity	—	—	3,116	3,230	3,581	3,772

Total investments and mortgage-backed securities held to maturity	—	—	3,116	3,230	3,581	3,772

Investment securities available for sale:
U.S. Government and agency securities	127,607	125,223	160,063	148,349	192,247	192,705
Municipal obligations	1,691	1,776	3,035	3,015	3,037	3,258
Corporate securities	—	—	1,920	2,578	—	—
Total investment securities available for sale	129,298	126,999	165,018	153,942	195,284	195,963

Mortgage-backed securities available for sale:
Freddie Mac	9,443	9,400	677	710	925	1,053
Fannie Mae	—	—	5,940	5,944	1,738	1,783
Ginnie Mae	—	—	2,622	2,707	3,136	3,193
Total mortgage-backed securities available for sale	9,443	9,400	9,239	9,361	5,799	6,029

Total investment and mortgage-backed securities available for sale	138,741	136,399	174,257	163,303	201,083	201,992

Total investment and mortgage-backed securities	$138,741	$136,399	$177,373	$166,533	$204,664	$205,764

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2014. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2014
	One Year or Less		More Than One Year through Five Years		More Than Five Years through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$18,672	1.13%	$22,105	1.37%	$81,848	2.56%	$4,982	2.13%	$127,607	$125,223	2.13%
Municipal obligations	954	4.03	737	4.26	—	—	—	—	1,691	1,776	4.13
Corporate securities	—	—	—	—	—	—	—	—	—	—	—
Total investment securities available for sale	19,626	1.27	22,842	1.46	81,848	2.56	4,982	2.13	129,298	126,999	2.16
Mortgage-backed securities available for sale:
Freddie Mac	9,443	1.85	—	—	—	—	—	—	9,443	9,400	1.85
Fannie Mae	—	—	—	—	—	—	—	—	—	—	—
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—
Total mortgage backed securities available for sale	9,443	1.85	—	—	—	—	—	—	9,443	9,400	1.85
Total investment and mortgage-backed securities	$29,069	1.46%	$22,842	1.46%	$81,848	2.56%	$4,982	2.13%	$138,741	$136,399	2.14%

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

Savings, NOW and money market rates are generally determined monthly by our President and Chief Executive Officer. Certificate of deposit rates are generally determined weekly by our President and Chief Executive Officer. When we determine our deposit rates, we consider liquidity needs, local competition, Federal Home Loan Bank advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 53.7%, 51.8% and 47.7% of total deposits at December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, 2013 and 2012, certificates of deposit with remaining terms to maturity of less than one year amounted to $114.6 million, $109.5 million and $124.4 million, respectively.

The following tables set forth the types of deposit accounts offered by us at the dates indicated.

	At December 31, 2014			At December 31, 2013
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW accounts	$87,783	19.43%	0.09%	$86,667	18.46%	0.09%
Passbook accounts	35,841	7.93	0.06	35,217	7.50	0.08
Money market demand deposits	118,747	26.29	0.20	121,268	25.84	0.20
Total demand, transaction and passbook deposits	242,371	53.65	0.14	243,152	51.80	0.14

Certificates of deposit
Due within one year	114,608	25.37	1.14	109,518	23.33	1.00
Over one year through three years	67,156	14.86	1.56	92,283	19.66	1.98
Over three years	27,649	6.12	1.58	24,434	5.21	1.43
Total certificates of deposit	209,413	46.35	1.33	226,235	48.20	1.45

Total	$451,784	100.00%	0.69%	$469,387	100.00%	0.77%

	At December 31, 2012
	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW accounts	$83,346	16.99%	0.09%
Passbook accounts	33,712	6.87	0.01
Money market demand deposits	116,891	23.82	0.25
Total demand, transaction and passbook deposits	233,949	47.68	0.16

Certificates of deposit
Due within one year	124,389	25.35	1.10
Over one year through three years	86,818	17.69	2.26
Over three years	45,490	9.28	2.02
Total certificates of deposit	256,697	52.32	1.66

Total	$490,646	100.00%	0.94%

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at December 31, 2014.

	At December 31, 2014
	Less than Six Months	Six Months to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)

2.00% and below	$47,379	$36,761	$42,999	$25,642	$152,781	72.96%
2.01% to 3.00%	10,045	8,999	23,962	2,006	45,012	21.49
3.01% to 4.00%	11,168	257	—	—	11,425	5.46
4.01% to 5.00%	—	—	195	—	195	0.09
5.01% to 6.00%	—	—	—	—	—	—
Total	$68,592	$46,017	$67,156	$27,648	$209,413	100.00%

As of December 31, 2014, the aggregate amount of outstanding certificates of deposit at Cheviot Savings Bank in amounts greater than or equal to $100,000 was approximately $68.6 million. The following table presents the maturity of these certificates of deposit at such date.

Maturity Period	At December 31, 2014
(In thousands)

Less than three months	$7,910
Three to six months	12,096
Six months to one year	13,476
Over one year to three years	24,432
Over three years	10,713
Total	$68,627

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

	At or For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
FHLB Advances:
Maximum month end-end balance	$19,002	$23,985	$30,854
Balance at the end of period	$14,851	$19,261	$24,314
Average balance	$16,739	$21,561	$27,445

Weighted average interest rate at the end of period	3.78%	3.69%	3.64%
Weighted average interest rate during period	3.69%	3.29%	3.34%

Leases

The Corporation has lease obligations on three of its branch facilities.

(In thousands)

Less than 1 year	$124
More than 1-3 years	192
More than 3-5 years	119
More than 5 years	144
Total	$579

Employees

As of December 31, 2014, we had 85 full-time employees and 26 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

REGULATION

General

Cheviot Savings Bank is an Ohio-chartered savings institution that is regulated, examined and supervised by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation. The Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation have extensive authority over the operations of Ohio-chartered savings institutions. Under this authority, Ohio-chartered savings institutions are required to file periodic reports with the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation and are subject to periodic examinations by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation. Cheviot Savings Bank also is subject to certain requirements established by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Cheviot Savings Bank is also a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System.

As a savings and loan holding company, Cheviot Financial Corp. is required to comply with the rules and regulations of the Federal Reserve Board. We must file certain reports with and are subject to examination by and the enforcement authority of the Federal Reserve Board. Cheviot Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Ohio Division of Financial Institutions, the Federal Deposit Insurance Corporation, the Federal Reserve Board or Congress, could have a material adverse impact on Cheviot Financial Corp. and Cheviot Savings Bank and their operations.

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

Loans-to-One-Borrower

Pursuant to federal law, we generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2014, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

We are required by federal law to satisfy a qualified thrift lender (“QTL”) test under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2014, we maintained 66.54% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

At December 31, 2014, Cheviot Savings Bank met each of its capital requirements.

The federal banking agencies issued a final rule, effective January 1, 2015 that has revised the leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the international Basel Committee on Banking Supervision and the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum leverage requirement of 4% of total assets, increases the minimum tier 1 capital to risk-weighted assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weighting (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional restraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executives if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirements will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Prompt Corrective Regulatory Action

Under federal Prompt Corrective Action statute, the Federal Deposit Insurance Corporation is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. State savings institutions that have total risk-based capital of less than 8.0%, a leverage ratio or a Tier 1 risk-based capital ratio that is less than 4.0% or a common equity Tier 1 capital ratio less than 4.5% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0%, or a leverage ratio that is less than 3.0% or a common equity Tier 1 capital ratio less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2014, we were in compliance with these regulations.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized Financing Corporation assessment was equal to 60 basis points of assessable deposits.

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

Historically, savings and loan holding companies have not been subject to regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding companies within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institution apply to savings and loan holding companies as of January 1, 2015. As is the case with the savings bank subsidiary, the capital conservation buffer will be phased in between 2016 and 2019.

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

Federal Securities Laws

Cheviot Financial Corp. common stock is registered with the Securities and Exchange Commission. Cheviot Financial Corp. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have existing policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Cheviot Financial Corp. unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Cheviot Financial Corp., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of Cheviot Savings Bank’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2014, Cheviot Savings Bank had pre-1988 bad debt reserves totaling approximately $1.0 million. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

Cheviot Financial Corp. is subject to the corporate alternative minimum tax to the extent it exceeds Cheviot Financial Corp.’s regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an “adjusted current earnings” computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that maybe offset by net operating losses is limited to 90% of alternative minimum taxable income.

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

MANAGEMENT

Executive Officers of Cheviot Financial Corp.

The following individuals hold the following executive officer positions with Cheviot Financial Corp.

Name	Age	Position

Mark T. Reitzes	54	President and Chief Executive Officer
Scott T. Smith	45	Chief Financial Officer

Availability of Annual Report on Form 10-K

Our Annual Report on Form 10-K may be accessed on our website at www.cheviotsavings.com. Information on our website should not be considered a part of this annual report.

ITEM 1A.	RISK FACTORS

Not applicable, as Cheviot Financial Corp. is a “smaller reporting company”.

ITEM 1.B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our business through our main banking office located in Cheviot, Ohio, and other full-service branch offices located in Hamilton County, Ohio. The aggregate net book value of our premises and equipment was $11.4 million at December 31, 2014. The following table sets forth certain information with respect to our offices at December 31, 2014, including lease expiration dates for leased properties.

Location	Leased or Owned	Year Opened/ Acquired	Net Book Value
			(In thousands)
Main Office
3723 Glenmore Avenue Cheviot, Ohio 45211	Owned	1912/2012	$4,735

Branches
5550 Cheviot Road Cincinnati, Ohio 45247	Owned	1982	248

6060 Bridgetown Road Cincinnati, Ohio 45248	Owned	1991	356

1194 Stone Road Harrison, Ohio 45030	Owned	1997	496

5791 Glenway Avenue Cincinnati, Ohio 45238	Owned – building Leased – land June 2022	2003	693

585 Anderson Ferry Road Cincinnati, Ohio 45238	Owned	2006	990

7072 Harrison Avenue Cincinnati, Ohio 45247	Owned	2006	1,326

2000 Madison Road Cincinnati, Ohio 45208	Owned	1981	725

7615 Reading Road Cincinnati, Ohio 45237	Leased February 2016	1971	98

1100 West Kemper Road Cincinnati, Ohio 45240	Owned	2014	680

11186 Reading Road Cincinnati, Ohio 45241	Owned	1974	1,066

7944 Beechmont Avenue Cincinnati, Ohio 45255	Leased October 2017	2001	15
			$11,428

ITEM 3.	LEGAL PROCEEDINGS

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

The following table sets forth the range of the high and low sales prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information provided by Nasdaq.

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2014	$10.65	$10.17	$0.09
June 30, 2014	12.46	10.26	0.09
September 30, 2014	12.85	12.33	0.09
December 31, 2014	14.21	12.33	0.09

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2013	$11.47	$9.34	$0.09
June 30, 2013	11.94	10.91	0.09
September 30, 2013	11.49	10.37	0.09
December 31, 2013	11.25	9.78	0.09

As of December 31, 2014, the Company had 1,127 stockholders of record. Please see “Item 1. Business— Regulation—Capital Distributions” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

On October 15, 2013, the Corporation amended the authorization of a stock repurchase plan. Under this program the Corporation is authorized to repurchase 341,845 shares constituting 5% of the outstanding shares of common stock. As of December 31, 2014, the Corporation had repurchased 127,000 shares at an average price of $11.37. During the fourth quarter of 2014, the Company’s did not repurchase any common stock.

Set forth below is information as of December 31, 2014 regarding equity compensation plans. Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	758,947	$12.67	305,116

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data is incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2014 is effective using these criteria.

Clark, Schaefer, Hackett & Co., an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report and has issued a report with respect to the effectiveness of the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

●	Reports of Independent Registered Public Accounting Firm.

●	Consolidated Statements of Financial Condition at December 31, 2014 and 2013.

●	Consolidated Statements of Earnings for the Years Ended December 31, 2014, 2013 and 2012.

●	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012.

●	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

●	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Cheviot Financial Corp.(1)

3.2	Bylaws of Cheviot Financial Corp. (1)

4	Stock Certificate of Cheviot Financial Corp. (2)

10.1	Severance Agreement and Full and Full and Final Waiver, Release and Dismissal of all Claims between Cheviot Savings Bank and Thomas J. Linneman(3)

10.2	Three-Year Change in Control Agreement with Kevin M. Kappa(4)

10.3	Three-Year Change in Control Agreement with Jeffrey J. Lenzer(5)

10.4	Amended and Restated Directors Deferred Compensation Plan(6)

10.5	Tax Allocation Agreement(7)

10.6	Expense Allocation Agreement(8)

10.7	2005 Stock Based Incentive Plan(9)

10.8	Supplemental Insurance Plan(10)

10.9	Cash Bonus Plan(11)

10.10	2013 Equity Incentive Plan(12)

10.11	Three-Year Change in Control Agreement with Scott T. Smith(13)

10.12	Agreement between Cheviot Savings Bank and Mark T. Reitzes dated February 11, 2015(16)

10.13	Notice of Non-Renewal of Three-Year Change in Control Agreement

13	Annual Report to Shareholders

14	Code of Ethics(14)

21	Subsidiaries of the Registrant(15)

23.1	Consent of Clark, Schaefer, Hackett & Co.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 12, 2011.

(2)	Incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 12, 2011.

(3)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on February 3, 2015.

(4)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission on February 21, 2014.

(5)	Incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission on February 21, 2014.

(6)	Incorporated by reference to Exhibit 10.5 on Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(7)	Incorporated by reference to Exhibit 10.5 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(8)	Incorporated by reference to Exhibit 10.6 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

(9)	Incorporated by reference to Exhibit A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on March 25, 2005.

(10)	Incorporated by reference to Exhibit 99 of the Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

(11)	Incorporated by reference to Exhibit 10.7 of the registration Statement on Form S-1 filed on September 12, 2011.

(12)	Incorporated by reference to the Appendix to the Definitive Proxy Statement as filed on March 13, 2013.

(13)	Incorporated by reference to Exhibit 10.4 of Form 8-K filed with the Securities and Exchange Commission on February 21, 2014.

(14)	Incorporated by reference to Exhibit 14 of the Form 10-K filed with the Securities and Exchange Commission on March 25, 2004.

(15)	Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on September 12, 2011.

(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEVIOT FINANCIAL CORP.

Date:	March 12, 2015	By:	/s/ Mark T. Reitzes
Mark T. Reitzes, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Mark T. Reitzes	By:	/s/ Scott T. Smith
	Mark T. Reitzes, President, Chief Executive Officer and Director		Scott T. Smith, Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	March 12, 2015	Date:	March 12, 2015

By:	/s/ Steven R. Hausfeld	By:	/s/ James E. Williamson
	Steven R. Hausfeld, Director		James E. Williamson, Director

Date:	March 12, 2015	Date:	March 12, 2015

By:	/s/ J. David Rosenberg	By:	/s/ John T. Smith
	J. David Rosenberg, Director		John T. Smith, Director

Date:	March 12, 2015	Date:	March 12, 2015

By:	/s/ Robert L. Thomas
Robert L. Thomas, Director

Date:	March 12, 2015

