Form 10-Q
period 2015-03-31
Cheviot Financial Corp.
filed 2015-05-07
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer ☐                  Accelerated filer   ☒                   Non-accelerated filer   ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No  ☒

As of May 7, 2015, the latest practicable date, 6,795,454 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒                      No  ☐

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2015 and December 31, 2014
(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)

ASSETS

Cash and due from banks	$9,882	$22,757
Federal funds sold	16,570	14,941
Interest-earning deposits in other financial institutions	6,101	4,741
Cash and cash equivalents	32,553	42,439

Investment securities available for sale – at fair value	138,735	126,999
Mortgage-backed securities available for sale - at fair value	8,933	9,400
Loans receivable - net	336,387	335,763
Loans held for sale - at lower of cost or market	1,648	1,332
Real estate acquired through foreclosure - net	1,642	1,815
Office premises and equipment - at depreciated cost	11,327	11,428
Federal Home Loan Bank stock - at cost	8,651	8,651
Accrued interest receivable on loans	1,031	1,031
Accrued interest receivable on mortgage-backed securities	32	35
Accrued interest receivable on investments and interest-earning deposits	426	735
Goodwill	10,309	10,309
Core deposit intangible	357	391
Prepaid expenses and other assets	4,214	3,915
Bank-owned life insurance	16,070	15,960
Prepaid federal income taxes	13	12
Deferred federal income taxes	374	1,022

Total assets	$572,702	$571,237

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$455,523	$451,784
Advances from the Federal Home Loan Bank	13,857	14,851
Advances by borrowers for taxes and insurance	1,661	2,651
Accrued interest payable	56	58
Accounts payable and other liabilities	4,718	5,711
Total liabilities	475,815	475,055

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued Common stock - authorized 30,000,000 shares, $.01 par value; 6,753,145 and 6,718,795 shares issued at March 31, 2015 and December 31, 2014	221	220
Additional paid-in capital	55,921	55,827
Shares acquired by stock benefit plans	(1,470)	(1,470)
Retained earnings - restricted	42,544	43,151
Accumulated comprehensive loss, unrealized losses on securities available for sale, net of related tax benefit	(329)	(1,546)
Total shareholders’ equity	96,887	96,182

Total liabilities and shareholders’ equity	$572,702	$571,237

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

For the three months ended March 31, 2015 and 2014
(In thousands, except per share data)

	2015	2014
Interest income
Loans	$3,631	$3,754
Mortgage-backed securities	40	59
Investment securities	688	751
Interest-earning deposits and other	93	89
Total interest income	4,452	4,653

Interest expense
Deposits	779	771
Borrowings	112	149
Total interest expense	891	920

Net interest income	3,561	3,733

Provision for losses on loans	143	200

Net interest income after provision for losses on loans	3,418	3,533

Other income
Rental	28	25
Gain (loss) on sale of real estate acquired through foreclosure	(9)	25
Gain on sale of loans	205	67
Gain on sale of investment securities designated as available for sale	-	440
Earnings on bank-owned life insurance	110	116
Service fee income	345	370
Other operating	2	1
Total other income	681	1,044

General, administrative and other expense
Employee compensation and benefits	2,271	1,474
Occupancy and equipment	320	378
Property, payroll and other taxes	317	293
Data processing	200	160
Legal and professional	213	231
Advertising	81	75
FDIC expense	81	117
ATM processing expense	95	88
Real estate owned impairment	108	196
Core deposit intangible amortization	34	47
Other operating	356	357
Total general, administrative and other expense	4,076	3,416

Earnings before federal income taxes	23	1,161

Federal income taxes
Current	-	-
Deferred	22	346
Total federal income taxes	22	346

NET EARNINGS	$1	$815

EARNINGS PER SHARE
Basic	$.00	$.12
Diluted	$.00	$.12
Dividends declared per share	$.09	$.09

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For the three months ended March 31, 2015 and 2014
 (In thousands)

	2015	2014

Net earnings for the period	$1	$815

Other comprehensive loss, net of related tax expense:
Unrealized holding gains on securities during the period, net of tax expense of $627 and $1,023 for the periods ended March 31, 2015 and 2014, respectively	1,217	1,985

Comprehensive income	$1,218	$2,800

Accumulated comprehensive loss	$(329)	$(5,244)

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31, 2015 and 2014
 (In thousands)

	2015	2014
Cash flows from operating activities:
Net earnings for the period	$1	$815
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(3)	(3)
Depreciation	157	184
Amortization of deferred loan origination costs - net	49	14
Proceeds from sale of loans in the secondary market	9,348	3,886
Loans originated for sale in the secondary market	(9,569)	(4,002)
Gain on sale of loans	(205)	(67)
Gain on sale of investments designated as available for sale	-	(440)
Amortization of expense related to stock benefit plans	15	4
Provision for losses on loans	143	200
Amortization of fair value adjustments	(93)	(82)
(Gain) loss on real estate acquired through foreclosure	9	(21)
Impairment on real estate acquired through foreclosure	108	196
Net increase in cash surrender value of bank-owned life insurance	(110)	(116)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable on loans	-	55
Accrued interest receivable on mortgage-backed securities	3	1
Accrued interest receivable on investments and interest-earning deposits	309	266
Prepaid expenses and other assets	(299)	(98)
Accrued interest payable	(2)	(4)
Accounts payable and other liabilities	(980)	397
Federal income taxes
Current	1	346
Deferred	22	346
Net cash flows provided by (used in) operating activities	(1,096)	1,877

Cash flows provided by (used in) investing activities:
Principal repayments on loans	14,152	15,539
Loan disbursements	(14,794)	(11,215)
Purchase of investment securities – available for sale	(24,996)	-
Proceeds from maturity of investment securities – available for sale	15,000	15,000
Proceeds from the sale of corporate securities	-	1,603
Principal repayments on mortgage-backed securities – available for sale	574	319
Principal repayments on mortgage-backed securities – held to maturity	-	121
Proceeds from the sale of real estate acquired through foreclosure	81	405
Purchase of office premises and equipment	(56)	(9)
Net cash flows provided by (used in) investing activities	(10,039)	21,763

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	3,739	(2,655)
Repayments on Federal Home Loan Bank advances	(972)	(1,439)
Advances by borrowers for taxes and insurance	(990)	(806)
Stock option expense, net	35	4
Common stock issued	45	-
Common stock repurchased	-	(428)
Dividends paid on common stock	(608)	(612)
Net cash flows provided by (used in) financing activities	1,249	(5,936)

Net increase in cash and cash equivalents	(9,886)	17,704

Cash and cash equivalents at beginning of period	42,439	22,112

Cash and cash equivalents at end of period	$32,553	$39,816

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the three months ended March 31, 2015 and 2014
 (In thousands)

	2015	2014

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$-	$-

Interest on deposits and borrowings	$893	$923

Supplemental disclosure of non-cash investing activities:
Transfer from loans to real estate acquired through foreclosure	$27	$280

Recognition of mortgage servicing rights	$69	$26

Deferred gain on real estate acquired through foreclosure	$-	$4

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2015 and 2014

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

On January 18, 2012, we completed our second step reorganization and sale of common stock.  Prior to the completion of the second step conversion, Cheviot Financial was a federal corporation and mid-tier holding company.  Following the reorganization Cheviot Financial is the Maryland incorporated holding company of the Savings Bank.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2014.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.       Principles of Consolidation

The accompanying consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank.  All significant intercompany items have been eliminated.

3.       Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  In addition, we may borrow from the Federal Home Loan Bank of Cincinnati.  At March 31, 2015 and December 31, 2014, we had $13.9 million and $14.9 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $156.3 million and $132.1 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

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

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities.  For the three months ended March 31, 2015, loan originations totaled $24.4 million, compared to $15.2 million for the three months ended March 31, 2014.

Total deposits increased $3.7 million during the three months ended March 31, 2015, total deposits decreased $2.7 million during the three months ended March 31, 2014, respectively.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contracts as of March 31, 2015.

		Payments due by period
	Less	More than	More than	More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$384	$10,802	$2,671	$-	$13,857
Certificates of deposit	108,277	65,114	33,519	-	206,910
Lease obligations	121	167	119	129	536

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	2,505	-	-	-	2,505
Home equity lines of credit	26,390	-	-	-	26,390
Commercial lines of credit	1,123	-	-	-	1,123
Undisbursed loans in process	3,357	-	-	-	3,357

Total contractual obligations	$142,157	$76,083	$36,309	$129	$254,678

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

3.       Liquidity and Capital Resources (continued)

The following sets forth our regulatory capital position, compared to requirements to be considered “well-capitalized” as of March 31, 2015 under new regulatory capital requirements, and prior requirements as of December 31, 2014.

	As of March 31, 2015 (Dollars in Thousands)

	Required Ratio	Actual Amount	Actual Ratio
Tier 1 Leverage	5.00%	$78,195	14.0%
Common Equity Tier 1 Capital	6.50%	$78,195	23.9%
Tier 1 Risk-Based Capital	8.00%	$78,195	23.9%
Total Capital	10.00%	$80,518	24.6%

	As of December 31, 2014 (Dollars in Thousands)

	Required Ratio	Actual Amount	Actual Ratio
Tier 1 Leverage	5.00%	$77,752	13.9%
Tier 1 Risk-Based Capital	6.00%	$77,752	24.5%
Total Capital	10.00%	$79,988	25.2%

4.       Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated.  Weighted-average common shares deemed outstanding gives effect to 158,950 and 168,300 unallocated shares held by the ESOP for the three months ended March 31, 2015 and 2014, respectively.

	For the three months ended
	March 31,
	2015	2014

Weighted-average common shares outstanding (basic)	6,573,652	6,653,983

Dilutive effect of assumed exercise of stock options	90,132	4,508

Weighted-average common shares outstanding (diluted)	6,663,784	6,658,491

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

5.       Stock Option Plan

The Corporation established a Stock Incentive Plan that provides for grants of up to 891,517 stock options.   During 2014, 400,000 stock options were granted in accordance with the 2013 Equity Incentive Plan subject to a five year vesting period in which the options granted will vest ratably annually beginning one year from the date of grant.  The shares in the plan and shares granted prior to the second step conversion have been adjusted to reflect the exchange ratio of 0.857 for the second step conversion that occurred in 2012.

On April 23, 2013, shareholders of the Corporation approved the 2013 Equity Incentive Plan.  The Plan provides for grants of up to 467,500 stock options.  As of March 31, 2015, 400,000 option awards have been granted under the 2013 Equity Incentive Plan with 72,000 option awards forfeited.

The Corporation follows FASB Accounting Standard Codification Topic 718 (ASC 718), “Compensation – Stock Compensation,” for its stock option plans, and accordingly, the Corporation recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected as a net increase in equity, for both any new grants, as well as for all unvested options outstanding, in both cases using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.

The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three months ended March 31, 2015, the Corporation recorded $35,000 compensation cost for equity-based awards that vested during the three months ended March 31, 2015.  The Corporation has $435,000 unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2015, which is expected to be recognized over a weighted-average vesting period of approximately 3.4 years.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

5.     Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of March 31, 2015, and changes during the period then ended is presented below:

	Three months ended		Year ended
	March 31, 2015		December 31, 2014
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	758,947	$12.67	369,939	$12.80
Granted	-	-	400,000	12.48
Exercised	(261,728)	13.01	(10,992)	9.94
Forfeited	(72,000)	12.48	-	-

Outstanding at end of period	425,219	$12.50	758,947	$12.67

Options exercisable at period-end	91,081	$12.79	363,791	$12.86

Options expected to be exercisable at year-end

Fair value of options granted		NA		1.56

The following information applies to options outstanding at March 31, 2015:

Number outstanding	425,219
Exercise price	$8.30 - $15.90
Weighted-average exercise price	$12.79
Weighted-average remaining contractual life	4.7 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior.  The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.  Volatility is based upon the historical volatility of the Corporation’s stock.

The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for the 2014 grant, dividend yield of 2.88%; expected volatility of 14.25%; risk-free interest rates of 2.55%; and expected lives of 10 years. There were no grants during the three months ended March 31, 2015.

The effects of expensing stock options are reported in “cash provided by financing activities” in the Consolidated Statements of Cash Flows.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

6.     Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2015 and December 31, 2014 are shown below.

		March 31, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
Available for Sale:
U.S. Government agency securities	$137,614	$130	$787	$136,957
Municipal obligations	1,691	87	-	1,778

	$139,305	$217	$787	$138,735

		December 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
Available for Sale:
U.S. Government agency securities	$127,607	$7	$2,391	$125,223
Municipal obligations	1,691	85	-	1,776

	$129,298	$92	$2,391	$126,999

The amortized cost of investment securities at March 31, 2015, by contractual term to maturity, are shown below.

March 31,
2015
(In thousands)

One to five years	$61,012
Five to ten years	43,333
More than ten years	34,960

$139,305

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at March 31, 2015 and December 31, 2014 are shown below.

March 31, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$8,861	$72	$-	$8,933

December 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$9,443	$-	$43	$9,400

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost of mortgage-backed securities, including those designated as available for sale, at March 31, 2015, by contractual terms to maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

March 31,
2015
(In thousands)

Due in one year or less	$1,582
Due in more than one year through five years	4,435
Due in more than five years through ten years	2,365
Due in more than ten years	479

$8,861

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2015:

	Less than 12 months			12 months or longer				Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
(Dollars in thousands)
U.S. Government agency securities	2	$19,931	$69	12	$57,628	$718	14	$77,559	$787
Municipal obligations	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-	-	-	-

Total temporarily impaired securities	2	$19,931	$69	12	$57,628	$718	14	$77,559	$787

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

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

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans, fair value adjustments arising from the First Franklin Corporation acquisition.  The Corporation has approximately $2.4 million of net operating losses to carryforward for the next 18 years.  These losses are subject to the Internal Revenue Code Section 382 limitations which allow approximately $1.1 million of the losses on an annual basis to offset current year taxable income.

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

7.       Income Taxes (continued)

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the periods ended March 31, 2015 and 2014:

	2015	2014
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$9	$395
Increase (decrease) in taxes resulting primarily from:
Stock compensation	54	3
Nontaxable interest income	(5)	(11)
Cash surrender value of life insurance	(37)	(39)
Other	1	(2)

Federal income taxes per financial statements	$22	$346

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at March 31, 2015:

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

For the three months ended March 31, 2015 and 2014

8.      Fair Value of Financial Instruments (continued)

Deposits:  The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at March 31, 2015.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank:  The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit:  For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  At March 31, 2015, the fair value of the derivative loan commitments was not material.

9.      Disclosures about Fair Value of Assets and Liabilities

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$32,553	$32,553	$42,439	$42,439
Investment securities	138,735	138,735	126,999	126,999
Mortgage-backed securities	8,933	8,933	9,400	9,400
Loans receivable –
net and loans held for sale	338,035	356,059	337,095	358,500
Accrued interest receivable	1,489	1,489	1,801	1,801
Federal Home Loan Bank stock	8,651	8,651	8,651	8,651

	$528,396	$546,420	$526,385	$547,790

Financial liabilities
Deposits	$455,523	$455,059	$451,784	$451,165
Advances from the Federal Home Loan Bank	13,857	14,079	14,851	15,726
Accrued interest payable	56	56	58	58
Advances by borrowers for taxes and insurance	1,661	1,661	2,651	2,651

	$471,097	$470,855	$469,344	$469,600

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

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

		Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Securities available for sale at March 31, 2015:
U.S. Government agency securities	$136,957	-	$136,957	-
Municipal obligations	1,778	-	1,778	-
Mortgage-backed securities	8,933	-	8,933	-

Securities available for sale at December 31, 2014:
U.S. Government agency securities	$125,223	-	$125,223	-
Municipal obligations	1,776	-	1,776	-
Mortgage-backed securities	9,400	-	9,400	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

9.     Disclosures about Fair Value of Assets and Liabilities (continued)

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a nonrecurring basis:

		Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

March 31, 2015:
Real estate acquired through foreclosure	$1,642	-	$1,642	-
Loans held for sale	1,648	-	1,648	-
Impaired loans	14,935	-	14,935	-

December 31, 2014:
Real estate acquired through foreclosure	$1,815	-	$1,815	-
Loans held for sale	1,332	-	1,332	-
Impaired loans	15,382	-	15,382	-

The following table presents fair value measurements for the Company’s financial instruments which are not recognized at fair value in the accompanying statements of financial position on a recurring or nonrecurring basis.

		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2015:		(In thousands)
Financial assets:
Cash and cash equivalents	$32,553	$32,533	$-	$-
Mortgage-backed securities	-	-	-	-
Loans receivable - net	356,059	-	356,059	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,489	-	1,489	-
Financial liabilities:
Deposits	455,059	-	455,059	-
Advances from the Federal Home Loan Bank	14,079	-	14,079	-
Advances by borrowers for taxes and insurance	1,661	-	1,661	-
Accrued interest payable	56	-	56	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

9.     Disclosures about Fair Value of Assets and Liabilities (continued)

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
December 31, 2014:	(In thousands)
Financial assets:
Cash and cash equivalents	$42,439	$42,439	$-	$-
Mortgage-backed securities	-	-	-	-
Loans receivable - net	358,500	-	358,500	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,801	-	1,801	-
Financial liabilities:
Deposits	451,165	-	451,165	-
Advances from the Federal Home Loan Bank	15,726	-	15,726	-
Advances by borrowers for taxes and insurance	2,651	-	2,651	-
Accrued interest payable	58	-	58	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

10.     Intangible Assets

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings in March 2011 totaling $11.6 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Corporation did not recognize any impairment during the quarter ended March 31, 2015.  The carrying amount of the goodwill at March 31, 2015 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the quarter ended March 31, 2015, no such adjustments were recorded.  The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at March 31, 2015 was $1.3 million with $941,000 in accumulated amortization as of that date.

As of March 31, 2015, the current year and estimated future amortization expense for the core deposit intangible was:

(In thousands)

2015	$82
2016	110
2017	110
2018	55

Total	$357

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

11.     Financing Receivables

The recorded investment in loans was as follows as of March 31, 2015:

	One-to four
	Family	Multi-family
	Residential	Residential	Construction		Commercial	Consumer	Total
	(In thousands)

Purchased loans	$62,177	$3,264	$-		$24,253	$132	$89,826
Fair value discount - Credit impaired purchased loans	(965)	(2)	-		(308)	-	(1,275)
Fair value discount – Non-impaired purchased loans	(250)	(24)	-		(98)	(11)	(383)
Purchased loans book value(3)	60,962	3,238	-		23,847	121	88,168
Originated loans (1)	168,267	16,515	8,733	(2)	60,278	807	254,600

Ending balance	$229,229	$19,753	$8,733		$84,125	$928	$342,768

(1)	Includes loans held for sale
(2)	Before consideration of undisbursed loans-in-process
(3)	Loans purchased in acquisition of First Franklin

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of March 31, 2015.

		Credit
	Non-impaired	Impaired
	Purchased Loans	Purchased Loans
	(In thousands)
One-to-four family residential (1)	$57,058	$3,904
Multi-family residential	2,879	359
Construction	-	-
Commercial	17,600	6,247
Consumer	120	1
Total	$77,657	$10,511

(1)	Includes home equity lines of credit

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

11.     Financing receivables (continued)

Activity during 2015 for the accretable discount related to acquired credit impaired loans is as follows:

(In thousands)
Accretable discount at December 31, 2014:	$6,205
Reclass from nonaccretable difference to accretable discount	-
Less transferred to other real estate owned	-
Less accretion	(185)
Accretable discount at March 31, 2015:	$6,020

The recorded investment in loans was as follows as of March 31, 2015.  Subsequent to acquisition, we regularly evaluate our estimates of cash flows expected to be collected on purchased impaired loans.  If we have probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices and changes in prepayment assumptions), we charge the provision for credit losses, resulting in an increase to the allowance for loan losses. If we have probable and significant increases in cash flows expected to be collected, we first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loan, or pool of loans. Estimates of cash flows are impacted by changes in interest rate indices for variable rate loans and prepayment assumptions, both of which are treated as prospective yield adjustments included in interest income.  Cheviot Financial’s allowance at March 31, 2015 does not include any credit quality discount related to loans acquired from First Franklin, other than $653,000 for certain one-to-four family residential and nonresidential and commercial real estate loans.  Due to uncertainties in the evaluation of allowance for loan loss, it is at least reasonably possible that management’s estimate of the outcome will change within the next year.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

11.     Financing receivables (continued)

The following summarizes activity in the allowance for credit losses:

	March 31, 2015
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Allowance for loan losses:

Beginning balance	$1,813	$209	$7	$199	$8	$2,236
Provision	(1)	25	3	117	(1)	143
Charge-offs	(86)	-	-	-	-	(86)
Recoveries	27	-	-	2	1	30

Ending balance	$1,753	$234	$10	$318	$8	$2,323

Originated loans:
Individually evaluated for impairment	$170	$-	$-	$7	$-	$177

Purchased loans:
Individually evaluated for impairment	$133	$-	$-	$122	$-	$255

Originated Loans:
Collectively evaluated for impairment	$1,093	$234	$10	$148	$8	$1,493

Purchased loans:
Loans acquired with deteriorated credit quality	$357	$-	$-	$41	$-	$398

Loans receivable:

Ending balance	$229,229	$19,753	$8,733	$84,125	$928	$342,768

Ending balance:
Individually evaluated for impairment	$3,774	$96	$-	$554	$-	$4,424

Ending balance:
Collectively evaluated for impairment	$221,551	$19,298	$8,733	$77,324	$927	$327,833

Ending balance:
Loans acquired with deteriorated credit quality	$3,904	$359	$-	$6,247	$1	$10,511

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

11.     Financing receivables (continued)

	December 31, 2014
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Allowance for loan losses:

Beginning balance	$1,352	$194	$9	$131	$11	$1,697
Provision	947	15	(2)	64	-	1,024
Charge-offs	(520)	-	-	(39)	(3)	(562)
Recoveries	34	-	-	43	-	77

Ending balance	$1,813	$209	$7	$199	$8	$2,236

Originated loans:
Individually evaluated for impairment	$238	$-	$-	$7	$-	$245

Purchased loans:
Individually evaluated for impairment	$135	$-	$-	$-	$-	$135

Originated Loans:
Collectively evaluated for impairment	$1,005	$209	$7	$151	$8	$1,380

Purchased loans:
Loans acquired with deteriorated credit quality	$435	$-	$-	$41	$-	$476

Loans receivable:

Ending balance	$231,626	$20,501	$8,327	$81,357	$921	$342,732

Ending balance:
Individually evaluated for impairment	$3,750	$95	$-	$817	$-	$4,662

Ending balance:
Collectively evaluated for impairment	$223,846	$20,046	$8,327	$74,211	$920	$327,350

Ending balance:
Loans acquired with deteriorated credit quality	$4,030	$360	$-	$6,329	$1	$10,720

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

11.     Financing receivables (continued)

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

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at March 31, 2015
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$166,305	$16,419	$8,733	$59,264	$807	$251,528
Special mention	-	-	-	-	-	-
Substandard	1,962	96	-	1,014	-	3,072
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$168,267	$16,515	$8,733	$60,278	$807	$254,600

	Originated Loans at December 31, 2014
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Grade:
Pass	$165,711	$17,090	$8,327	$56,191	$802	$248,121
Special mention	-	-	-	-	-	-
Substandard	2,407	95	-	1,022	-	3,524
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$168,118	$17,185	$8,327	$57,213	$802	$251,645

	Purchased Loans at March 31, 2015
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$58,826	$3,238	$-	$20,402	$20	$82,486
Special mention	-	-	-	-	-	-
Substandard	2,136	-	-	3,445	101	5,682
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$60,962	$3,238	$-	$23,847	$121	$88,168

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

11.     Financing receivables (continued)

	Purchased Loans at December 31, 2014
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Grade:
Pass	$60,918	$3,316	$-	$20,441	$18	$84,693
Special mention	-	-	-	-	-	-
Substandard	2,590	-	-	3,703	101	6,394
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$63,508	$3,316	$-	$24,144	$119	$91,087

The following tables summarizes loans by delinquency, nonaccrual status and impaired loans:

	Age Analysis of Past Due Originated Loans Receivable As of March 31, 2015
	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current & Accruing	Nonaccrual	Total Loan Receivables	Recorded Investment 90 Days and Accruing
	(In thousands)
Real Estate:
1-4 family Residential	$1,533	$875	$2,408	$164,880	$1,854	$168,267	$-
Multi-family Residential	192	96	288	16,227	96	16,515	-
Construction	-	-	-	8,733	-	8,733	-
Commercial	-	144	144	60,116	162	60,278	-
Consumer	-	-	-	807	-	807	-

Total	$1,725	$1,115	$2,840	$250,763	$2,112	$254,600	$-

	Age Analysis of Past Due Originated Loans Receivable As of December 31, 2014
							Recorded
							Investment
	30-89 Days	90 Days	Total Past	Current		Total Loan	90 Days and
	Past Due	or more	Due	& Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)

Real Estate:
1-4 family Residential	$999	$1,317	$2,316	$165,088	$2,031	$168,118	$-
Multi-family	-	95	95	17,090	95	17,185	-
Construction	-	-	-	8,327	-	8,327	-
Commercial	-	143	143	57,051	162	57,213	-
Consumer	-	-	-	802	-	802	-

Total	$999	$1,555	$2,554	$248,358	$2,288	$251,645	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

11.     Financing receivables (continued)

	Age Analysis of Past Due Purchased Loans Receivable As of March 31, 2015
							Recorded
							Investment
	30-89 Days	Greater than	Total Past	Current &		Total Loan	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)
Real Estate:
1-4 family Residential	$2,089	$1,721	$3,810	$56,246	$2,627	$60,962	$-
Multi-family Residential	-	-	-	2,976	262	3,238	-
Construction	-	-	-	-	-	-	-
Commercial	131	619	750	23,324	392	23,847	-
Consumer	-	-	-	121	-	121	-

Total	$2,220	$2,340	$4,560	$82,667	$3,281	$88,168	$-

	Age Analysis of Past Due Purchased Loans Receivable As of December 31, 2014
							Recorded
							Investment
	30-89 Days	90 Days	Total Past	Current		Total Loan	90 Days and
	Past Due	or More	Due	& Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)
Real Estate:
1-4 family Residential	$1,846	$1,737	$3,583	$59,518	$2,144	$63,508	$-
Multi-family	-	-	-	3,316	-	3,316	-
Construction	-	-	-	-	-	-	-
Commercial	187	619	806	23,302	655	24,144	-
Consumer	-	-	-	119	-	119	-

Total	$2,033	$2,356	$4,389	$86,255	$2,799	$91,087	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

11.     Financing receivables (continued)

	Impaired Loans
	As of March 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Purchased loans with a fair value discount and no related allowance recorded:
Real Estate:
1-4 family
Residential	$3,851	$3,851	$-	$3,914	$47
Multi-family	359	359	-	360	5
Construction	-	-	-	-	-
Commercial	6,247	6,247	-	6,288	93
Consumer	1	1	-	1	-
Total	$10,458	$10,458	$-	$10,563	$145
Purchased loans with no fair value discount and no related allowance recorded:
Real Estate:
1-4 family	$53	$53	$24	$53	$-
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$53	$53	$24	$53	$-
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family	$1,319	$1,319	$-	$1,200	$-
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	328	-
Consumer	-	-	-	-	-
Total	$1,319	$1,319	$-	$1,528	$-
Purchased loans with an allowance recorded:
Real Estate:
1-4 family	$601	$601	$109	$620	$-
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	392	392	122	196	-
Consumer	-	-	-	-	-
Total	$993	$993	$231	$816	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

11.     Financing receivables (continued)

		Impaired Loans
		As of March 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Originated loans with no related allowance recorded
Real Estate:
1-4 family
Residential	$1,357	$1,357	$-	$1,361	$-
Multi-family	96	96	-	96	-
Construction	-	-	-	-	-
Commercial	115	115	-	115	-
Consumer	-	-	-	-	-
Total	$1,568	$1,568	$-	$1,572	$-
Originated loans with an allowance recorded:
Real Estate:
1-4 family
Residential	$497	$497	$170	$582	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	47	47	7	47	-
Consumer	-	-	-	-	-
Total	$544	$544	$177	$629	$-
Total:
Real Estate:
1-4 family
Residential	$7,678	$7,678	$303	$7,730	$47
Multi-family	455	455	-	456	5
Construction	-	-	-	-	-
Commercial	6,801	6,801	129	6,974	93
Consumer	1	1	-	1	-
Total	$14,935	$14,935	$432	$15,161	$145

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

11.     Financing receivables (continued)

		Impaired Loans
		As of December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate:
1-4 family
Residential	$3,977	$3,977	$-	$3,578	$61
Multi-family	360	360	-	708	-
Construction	-	-	-	-	-
Commercial	6,329	6,329	-	6,460	286
Consumer	1	1	-	1	-
Total	$10,667	$10,667	$-	$10,747	$347
Purchased loans with a credit quality discount and an allowance recorded:
Real Estate:
1-4 family
Residential	$53	$53	$19	$16	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$53	$53	$19	$16	$-
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family	$1,080	$1,080	$-	$1,863	$23
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	655	655	-	328	10
Consumer	-	-	-	8	-
Total	$1,735	$1,735	$-	$2,199	$33
Purchased loans with an allowance recorded:
Real Estate:
1-4 family	$639	$639	$113	$263	$12
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$639	$639	$113	$263	$12

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

11.     Financing receivables (continued)

		Impaired Loans
		As of December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Originated loans with no related allowance recorded
Real Estate:
1-4 family
Residential	$1,365	$1,365	$-	$1,786	$30
Multi-family	95	95	-	95	-
Construction	-	-	-	-	-
Commercial	115	115	-	397	7
Consumer	-	-	-	-	-
Total	$1,575	$1,575	$-	$2,278	$37
Originated loans with an allowance recorded:
Real Estate:
1-4 family
Residential	$666	$666	$238	$214	$9
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	47	47	7	20	-
Consumer	-	-	-	-	-
Total	$713	$713	$245	$234	$9
Total:
Real Estate:
1-4 family
Residential	$7,780	$7,780	$370	$7,720	$135
Multi-family	455	455	-	803	-
Construction	-	-	-	-	-
Commercial	7,146	7,146	7	7,205	303
Consumer	1	1	-	9	-
Total	$15,382	$15,382	$377	$15,737	$438

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

11.     Financing receivables (continued)

Modifications
As of March 31, 2015

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	-	$-	$-
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

Modifications
For the three months ended March 31, 2015

	Number of	Recorded
	Contracts	Investment
(In thousands)
Troubled Debt Restructurings
That Subsequently Defaulted
Real Estate:
1-4 Family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2015 and 2014

11.     Financing receivables (continued)

Modifications
As of December 31, 2014

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	8	$2,529	$2,529
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	1	100	100
Consumer	-	-	-

	Number of	Recorded
	Contracts	Investment
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include, among other things:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans and prospects and growth and operating strategies;
●	statements concerning trends in our provision for loan losses and charge-offs;
●	statements regarding the trends in factors affecting our financial condition and results of operations, including asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events: significantly increased competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments; general economic conditions, either nationally or in our market areas, including employment prospects, real estate values and conditions that are worse than expected; decreased demand for our products and services and lower revenue and earnings because of a recession or other events; adverse changes and volatility in the securities markets or credit markets; legislative or regulatory changes that adversely affect our business, including changes in regulatory costs and capital requirements; our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; changes in monetary and fiscal policy of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve and changes in the level of government support of housing finance; changes in policy and/or assessment rates of taxing authorities that adversely affect us; changes in our organization, or compensation and benefit plans and changes in expense trends (including, but not limited to trends affecting non-performing assets, charge-offs and provisions for loan losses); the impact of the governmental effort to restructure the U.S. financial and regulatory system, including the extensive reforms enacted in the Dodd-Frank Act and the continuing impact of our coming under the jurisdiction of new federal regulators; the inability of third-party providers to perform their obligations to us; and the ability of the U.S. Government to manage federal debt limits.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Discussion of Financial Condition Changes at March 31, 2015 and December 31, 2014

At March 31, 2015, total assets were $572.7 million, compared with $571.2 million at December 31, 2014.  Total assets increased $1.5 million, or 0.3%, primarily due to an increase in investment securities of $11.7 million and an increase in loans receivable of $940,000.  The increase in investment securities was a result of purchases of $25.0 million in securities and an increase in the fair market value of securities designated as available for sale of $1.7 million, which was partially offset by investment securities called at par of $15.0 million.  The increase in loans receivable resulted from loan originations of $24.4 million, which was partially offset by the sale of loans in the secondary market of $9.3 million and principal repayments of $14.2 million.

Cash, federal funds and interest-earning deposits decreased $9.9 million, or 23.3% to $32.6 million at March 31, 2015.  The decrease in cash and cash equivalents at March 31, 2015 was due to a $12.9 million decrease in cash and due from banks, which was partially offset by an increase in federal funds sold of $1.6 million and an increase of $1.4 million in interest-earning deposits.  The increase in investment securities was a result of purchases of $25.0 million in securities and an increase in the fair market value of securities designated as available for sale of $1.7 million, which was partially offset by investment securities called at par of $15.0 million.  At March 31, 2015, all investment securities were classified as available for sale. During this period of prolonged low interest rates the Bank is investing in shorter-term and more liquid investments in order to be prepared for investment opportunities when interest rates begin to in increase.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at March 31, 2015 and December 31, 2014 (continued)

Mortgage-backed securities decreased $467,000, or 5.0%, to $8.9 million at March 31, 2015, from $9.4 million at December 31, 2014.  The decrease in mortgage-backed securities was due primarily to $574,000 in principal repayments.  At March 31, 2015, all mortgage-backed securities were classified as available for sale.

Loans receivable, including loans held for sale, increased $940,000, or 0.3%, to $338.0 million at March 31, 2015, from $337.1 million at December 31, 2014.  The increase in loans receivable resulted from loan originations of $24.4 million, which was partially offset by the sale of loans in the secondary market of $9.3 million and principal repayments of $14.2 million.

The allowance for loan losses totaled $2.3 million and $2.2 million at March 31, 2015 and December 31, 2014, respectively.  In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio.  First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually.  Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.  Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio.  The $143,000 provision for losses on loans during the quarter ended March 31, 2015 reflected these factors.  The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2015.

Originated non-performing and impaired loans totaled $2.1 million and $2.3 million at March 31, 2015 and December 31, 2014, respectively.  At March 31, 2015, originated non-performing and impaired loans were comprised of 29 loans secured by one- to four-family residential real estate totaling $1.9 million, one multi-family loan totaling $96,000 and three commercial and non-residential loans totaling $162,000. At March 31, 2015 and December 31, 2014 real estate acquired through foreclosure was $1.6 million and $1.8 million, respectively.  The allowance for loan losses represented 79.1% and 71.0% of Cheviot Financial’s originated non-performing and impaired loans at March 31, 2015 and December 31, 2014, respectively.  Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits totaled $455.5 million at March 31, 2015, an increase of $3.7 million, or 0.8% from $451.8 million at December 31, 2014.  Advances from the Federal Home Loan Bank of Cincinnati decreased by $994,000, or 6.7%, to $13.9 million at March 31, 2015, from $14.9 million at December 31, 2014.  The decrease is a result of $972,000 in repayments during the three months ended March 31, 2015.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at March 31, 2015 and December 31, 2014 (continued)

Shareholders’ equity at March 31, 2015 was $96.9 million, an increase of $705,000, or 0.7%, from December 31, 2014.  The increase primarily resulted from a decrease of $1.2 million in other comprehensive loss on securities designated as available for sale, which was partially offset by dividend payments on common stock of $608,000.  At March 31, 2015, tangible book value per share was $12.77 as compared to $12.72 at December 31, 2014.  Tangible book value per share was affected by the increase in the fair market value of investment securities designated as available for sale as other comprehensive loss decreased during the 2015 period.  At March 31, 2015 other comprehensive loss was $329,000.  Over time, the impact of the other comprehensive loss on our tangible book value per share would decrease as investments are called or mature at par, however, a sudden increase in interest rates can have an adverse effect, as increases in rates may increase accumulated comprehensive loss.

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that summarize all deposit activity and loan commitments. A significant portion of our deposit base is comprised of time deposits.  At March 31, 2015, $108.3 million of time deposits are due to mature within one year.  The daily deposit activity report allows us to price our time deposits competitively.  Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained. At March 31, 2015, we had loan commitments of $6.0 million. Our loan commitments are funded or expire within 45 days from the date of the commitment.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $994,000 during the three months ended March 31, 2015.  At March 31, 2015, we had the ability to increase such borrowings by approximately $156.3 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.  The Corporation’s other liabilities were primarily limited to $536,000 of lease obligations.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2015 and 2014

General

Net earnings for the three months ended March 31, 2015 totaled $1,000, an $814,000 decrease from the $815,000 earnings reported in the March 2014 period.  The decrease in net earnings reflects an increase in general, administrative and other expenses of $660,000, a decrease of $363,000 in other income and a decrease in net interest income of $172,000, which was partially offset by a decrease in the provision for losses on loans by $57,000, and by a decrease of $324,000 in the provision for federal income taxes. The reduction in net earnings for the quarter ended March 31, 2015 was due to the $765,000 payment we made to our former President and Chief Executive Officer as part of a previously announced settlement agreement executed in connection with his retirement.

Total interest income decreased $201,000, or 4.3%, to $4.5 million for the three months ended March 31, 2015, from the comparable quarter in 2014.   Interest income on loans decreased $123,000, or 3.3%, to $3.6 million during the 2015 quarter from $3.7 million for the 2014 quarter.  This decrease was due primarily to an 18 basis point decrease in the average yield on loans to 4.32% for the 2015 quarter from 4.50% for the three months ended March 31, 2014, which was partially offset by a $3.2 million, or 1.0%, increase in the average balance of loans outstanding.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2015 and 2014 (continued)

Net Interest Income

Interest income on mortgage-backed securities decreased $19,000, or 32.2%, to $40,000 for the three months ended March 31, 2015, from $59,000 for the comparable 2014 quarter, due primarily to a $3.2 million, or 25.6% decrease in the average balance of securities outstanding and a 17 basis point decrease in the average yield.  Interest income on investment securities decreased $63,000, or 8.4%, to $688,000 for the three months ended March 31, 2015, compared to $751,000 for the same quarter in 2014, due primarily to a decrease of $20.0 million, or 13.2% in the average balance of investment securities outstanding, partially offset by an 11 basis point increase in the average yield to 2.09% in the 2015 quarter.  Interest income on other interest-earning deposits increased $4,000, or 4.5% to $93,000 for the three months ended March 31, 2015.

Interest expense decreased $29,000, or 3.2% to $891,000 for the three months ended March 31, 2015, from $920,000 for the same quarter in 2014.  Interest expense on borrowings decreased by $37,000, or 24.8%, due primarily to a $4.2 million decrease in the average balance outstanding, and a 9 basis point decrease in the average cost of borrowings.  Interest expense on deposits increased by $8,000, or 1.0%, to $779,000, from $771,000, due primarily to a 2 basis point increase in the average cost of deposits to 0.69%, which was partially offset by a $11.1 million, or 2.4% decrease in the average balance of deposits outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $172,000, or 4.6%, to $3.6 million for the three months ended March 31, 2015, as compared to the same quarter in 2014.  The average interest rate spread decreased to 2.91% for the three months ended March 31, 2015 from 2.93% for the three months ended March 31, 2014.  The net interest margin decreased to 2.94% for the three months ended March 31, 2015 from 2.96% for the three months ended March 31, 2014.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $143,000 provision for losses on loans for the three months ended March 31, 2015 and $200,000 for the three months ended March 31, 2014.  Non-performing originated loans were 0.8% and 0.9% of net originated loans at March 31, 2015 and December 31, 2014, respectively.  The 2015 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on our historical loss experience and other external  factors.  These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2015 and 2014 (continued)

Other Income

Other income decreased $363,000, or 34.8%, to $681,000 for the three months ended March 31, 2015, compared to the same quarter in 2014.  The decrease is due primarily to a decrease in the gain on sale of investment securities of $440,000, which was partially offset by an increase in the gain on sale of loans of $138,000.

General, Administrative and Other Expense

General, administrative and other expense increased $660,000, or 19.3%, to $4.1 million for of the three months ended March 31, 2015.  This increase is primarily a result of an increase in employee compensation and benefits of $797,000, an increase of $24,000 in property, payroll and other taxes and an increase in data processing of $40,000, which was partially offset by a decrease of $88,000 in real estate owned impairment, a decrease of $58,000 in occupancy and equipment expense and a decrease of $36,000 in FDIC expense.

As previously announced, on February 3, 2015 we entered into a severance agreement (the “Agreement”) with our former President and Chief Executive Officer in connection with his retirement.  The Agreement included non-competition, non-solicitation and confidentiality provisions and a full and final release of claims, in exchange for which we paid the former President and Chief Executive officer a total of $765,330 upon his retirement.  The execution of this Agreement and resulting payments caused the majority of the increase in employee compensation and benefits and related property, payroll and other taxes for the quarter ended March 31, 2015.

Federal Income Taxes

The provision for federal income taxes decreased $324,000, or 93.6%, for the three months ended March 31, 2015. Cheviot Financial has approximately $2.4 million in remaining operating loss carryforwards to offset future taxable income for 18 years.  These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis.

Cheviot Financial Corp.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation’s market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.

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

The Corporation was  a smaller reporting company and, therefore, was not required to provide Risk Factor disclosures in its most recent annual report of Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2013, the Corporation amended the authorization of a stock repurchase plan.  Under this program the Corporation is authorized to repurchase 341,845 shares constituting 5% of the outstanding shares of common stock.  As of March 31, 2015, the Corporation had repurchased 127,000 shares at an average price of $11.37.

During the three months ended March 31, 2015, there were no stock repurchases in accordance with stock repurchase plan.

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

Cheviot Financial Corp.

PART II (Continued)

101
The following financial statements of the Corporation at March 31, 2015 and December 31, 3014, and for the three months ended March 31, 2015 and 2014 formatted in XBRL: Consolidated Statements of Financial Condition; Consolidated Statements of Earnings; Consolidated Statements of Comprehensive Income; Consolidated Statements of Cash Flows; and Notes to Consolidated Financial Statements.

Cheviot Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2015	By:	/s/ Mark T. Reitzes
Mark T. Reitzes
President and Chief Executive Officer

Date:	May 7, 2015	By:	/s/ Scott T. Smith
Scott T. Smith
Chief Financial Officer

