Form 10-Q
period 2015-06-30
Cheviot Financial Corp.
filed 2015-08-07
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A
Former name, former address and former fiscal year, if changed since last report

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

Small business issuer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No  ☒

As of August 7, 2015, the latest practicable date, 6,795,454 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2015 and December 31, 2014
(In thousands, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$37,437	$22,757
Federal funds sold	-	14,941
Interest-earning deposits in other financial institutions	9,018	4,741
Cash and cash equivalents	46,455	42,439

Investment securities available for sale - at fair value	116,191	126,999
Mortgage-backed securities available for sale - at fair value	8,474	9,400
Loans receivable - net	352,075	335,763
Loans held for sale - at lower of cost or market	2,403	1,332
Real estate acquired through foreclosure - net	1,713	1,815
Office premises and equipment - at depreciated cost	11,215	11,428
Federal Home Loan Bank stock - at cost	8,651	8,651
Accrued interest receivable on loans	1,061	1,031
Accrued interest receivable on mortgage-backed securities	30	35
Accrued interest receivable on investments and interest-earning deposits	775	735
Goodwill	10,309	10,309
Core deposit intangible	330	391
Prepaid expenses and other assets	4,352	3,915
Bank-owned life insurance	16,181	15,960
Prepaid federal income taxes	12	12
Deferred federal income taxes	765	1,022

Total assets	$580,992	$571,237

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$452,237	$451,784
Advances from the Federal Home Loan Bank	25,284	14,851
Advances by borrowers for taxes and insurance	1,035	2,651
Accrued interest payable	54	58
Accounts payable and other liabilities	6,319	5,711
Total liabilities	484,929	475,055

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued Common stock - authorized 30,000,000 shares, $.01 par value; 6,795,454 and 6,718,795 shares issued at June 30, 2015 and December 31, 2014	221	220
Additional paid-in capital	56,485	55,827
Shares acquired by stock benefit plans	(1,449)	(1,470)
Retained earnings - restricted	42,413	43,151
Accumulated comprehensive loss, unrealized losses on securities available for sale, net of related tax benefit	(1,607)	(1,546)
Total shareholders’ equity	96,063	96,182

Total liabilities and shareholders’ equity	$580,992	$571,237

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

For the six and three months ended June 30, 2015 and 2014
(In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014

Interest income
Loans	$7,414	$7,445	$3,783	$3,691
Mortgage-backed securities	80	112	40	52
Investment securities	1,377	1,547	689	796
Interest-earning deposits and other	184	178	92	90
Total interest income	9,055	9,282	4,604	4,629

Interest expense
Deposits	1,531	1,539	753	768
Borrowings	220	286	108	137
Total interest expense	1,751	1,825	861	905

Net interest income	7,304	7,457	3,743	3,724

Provision for losses on loans	423	555	280	355

Net interest income after provision for losses on loans	6,881	6,902	3,463	3,369

Other income
Rental	52	56	25	31
(Loss) gain on sale of real estate acquired through foreclosure	(9)	25	-	-
Gain on sale of office premises and equipment	7	-	7	-
Gain on sale of loans	465	167	260	101
Gain on sale of investment securities designated as available-for-sale	-	722	-	281
Earnings on bank-owned life insurance	221	233	112	117
Service fee income	723	771	377	401
Other operating	4	5	-	4
Total other income	1,463	1,979	781	935

General, administrative and other expense
Employee compensation and benefits	3,876	2,882	1,605	1,408
Occupancy and equipment	646	732	326	354
Property, payroll and other taxes	644	569	327	276
Data processing	395	318	196	158
Legal and professional	459	463	246	232
Advertising	150	150	69	75
FDIC expense	170	216	88	99
ATM processing expense	204	183	109	95
Real estate owned impairment	108	493	-	297
Core deposit intangible amortization	61	81	27	34
Other operating	794	903	437	546
Total general, administrative and other expense	7,507	6,990	3,430	3,574

Earnings before income taxes	837	1,891	814	730

Federal income taxes (benefit)
Current	-	144	-	(210)
Deferred	288	405	266	413
Total federal income taxes	288	549	266	203

NET EARNINGS	$549	$1,342	$548	$527

EARNINGS PER SHARE
Basic	$.08	$.20	$.08	$.08
Diluted	$.08	$.20	$.08	$.08

Dividends per common share	$.19	$.18	$.10	$.09

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

For the six and three months ended June 30, 2015 and 2014
(In thousands)

	For the six months		For the three months
	ended June 30,		ended June 30,
	2015	2014	2015	2014

Net earnings for the period	$549	$1,342	$548	$527

Other comprehensive income (loss), net of tax expense (benefit):
Unrealized holding (losses) gains on securities during the period, net of tax (benefit) expense of $(31) and $2,421 for the six months ended June 30, 2015 and 2014, respectively, and $(658) and $1,398 for the three months ended June 30, 2015 and 2014, respectively	(61)	4,699	(1,278)	2,713

Comprehensive income (loss)	$488	$6,041	$(730)	$3,240

Accumulated comprehensive loss	$(1,607)	$(2,530)	$(1,607)	$(2,530)

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30, 2015 and 2014
(In thousands)

	2015	2014
Cash flows from operating activities:
Net earnings for the period	$549	1,342
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(10)	(12)
Depreciation	320	361
Amortization of deferred loan origination costs - net	95	23
Amortization of intangible assets	61	81
Amortization of fair value adjustments	(175)	(215)
Proceeds from sale of loans in the secondary market	24,345	10,999
Loans originated for sale in the secondary market	(25,524)	(11,425)
Gain on sale of loans	(465)	(167)
Loss (gain) on sale of real estate acquired through foreclosure	9	(25)
Impairment on real estate acquired through foreclosure	108	493
Gain on sale of office premises and equipment	(7)	-
Gain on sale of investment securities designated as available-for-sale	-	(722)
Net increase in cash surrender value of bank-owned life insurance	(221)	(233)
Amortization of expense related to stock benefit plans	54	38
Provision for losses on loans	423	555
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	(30)	113
Accrued interest receivable on mortgage-backed securities	5	2
Accrued interest receivable on investments and interest earning deposits	(40)	(13)
Prepaid expenses and other assets	(437)	(364)
Accrued interest payable	(4)	(9)
Accounts payable and other liabilities	559	340
Federal income taxes
Current	-	493
Deferred	288	405
Net cash (used in) provided by operating activities	(97)	2,060

Cash flows provided by (used in) investing activities:
Principal repayments on loans	39,844	32,298
Loan disbursements	(56,019)	(23,983)
Purchase of investment securities - available for sale	(24,996)	(14,978)
Proceeds from maturity of investment securities - available for sale	35,685	30,000
Proceeds from the sale of corporate securities	-	2,484
Principal repayments on mortgage-backed securities - available for sale	963	742
Principal repayments on mortgage-backed securities - held to maturity	-	236
Proceeds from sale of real estate acquired through foreclosure	81	405
Proceeds from sale of office premises and equipment	54	-
Purchase of office premises and equipment	(154)	(28)
Net cash (used in) provided by investing activities	(4,542)	27,176

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	453	(5,311)
Repayments on Federal Home Loan Bank advances	(1,521)	(3,030)
Federal Home Loan Bank advances	12,000	-
Advances by borrowers for taxes and insurance	(1,616)	(1,285)
Stock option expense, net	91	7
Common stock issued	535	-
Common stock repurchased	-	(1,450)
Dividends paid on common stock	(1,287)	(1,222)
Net cash provided by (used in) financing activities	8,655	(12,291)

Net increase in cash and cash equivalents	4,016	16,945
Cash and cash equivalents at beginning of period	42,439	22,112
Cash and cash equivalents at end of period	$46,455	$39,057

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the six months ended June 30, 2015 and 2014
(In thousands)

	2015	2014

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$-	$-

Interest on deposits and borrowings	$1,755	$1,833

Supplemental disclosure of noncash investing activities:
Transfer of loans to real estate acquired through foreclosure	$101	$383

Recognition of mortgage servicing rights	$177	$66

Deferred gain on real estate acquired through foreclosure	$-	$4

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2015 and 2014

1.      Basis of Presentation

Cheviot Financial Corp. (“Cheviot Financial” or the “Corporation”) is a savings and loan holding company, the principal asset of which consists of its 100% ownership of Cheviot Savings Bank (the “Savings Bank”). The Savings Bank conducts a general banking business in southwestern Ohio which consists of attracting deposits and applying those funds primarily to the origination of real estate loans. The Savings Bank’s profitability is significantly dependent on net interest income, which is the difference between interest income from interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.

On January 18, 2012, Cheviot Financial completed a second step reorganization and sale of common stock. Prior to the completion of the second step conversion, Cheviot Financial was a federal corporation and mid-tier holding company. Following the reorganization Cheviot Financial is a Maryland Corporation and the holding company of the Savings Bank.

 The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2014. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.      Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.      Liquidity and Capital Resources

Liquidity is the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. The Corporation’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. In addition, the Corporation may borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2015 and December 31, 2014, the Corporation had $25.3 million and $14.9 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $143.3 million and $132.1 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June, 2015 and 2014

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

The Corporation’s primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities. For the six months ended June 30, 2015, loan originations totaled $81.5 million, compared to $35.4 million for the six months ended June 30, 2014.

Total deposits increased $453,000 during the six months ended June 30, 2015, while total deposits decreased $5.5 million during the six months ended June 30, 2014. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contracts as of June 30, 2015.

	Payments due by period
	Less than 1 year	More than 1-3 years	More than 4-5 years	More than 5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$12,171	$10,721	$2,392	$-	$25,284
Certificates of deposit	101,375	60,299	40,889	-	202,563
Lease obligations	113	144	119	129	505

Amount of loan commitments and expiration
per period:
Commitments to originate one- to four-family loans	1,149	-	-	-	1,149
Commitments to originate commercial loans	4,628	-	-	-	4,628
Home equity lines of credit	25,844	-	-	-	25,844
Commercial lines of credit	6,041	-	-	-	6,041
Undisbursed loans in process	14,351	-	-	-	14,351

Total contractual obligations	$165,672	$71,164	$43,400	$129	$280,365

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

For the six months ended June 30, 2015 and 2014

3.      Liquidity and Capital Resources (continued)

The following sets forth our regulatory capital position, compared to requirements to be considered “well-capitalized” as of June 30, 2015 under new Basel III regulatory capital requirements, and prior requirements as of December 31, 2014.

	As of June 30, 2015 (Dollars in Thousands)

	Required Ratio	Actual Amount	Actual Ratio
Tier 1 Leverage	5.00%	$78,909	13.9%
Common Equity Tier 1 Risk-Based Capital	6.50%	$78,909	23.0%
Tier 1 Risk-Based Capital	8.00%	$78,909	23.0%
Total Risk-Based Capital	10.00%	$81,294	23.7%

	As of December 31, 2014 (Dollars in Thousands)

	Required Ratio	Actual Amount	Actual Ratio
Tier 1 Leverage	5.00%	$77,752	13.9%
Tier 1 Risk-Based Capital	6.00%	$77,752	24.5%
Total Capital	10.00%	$79,988	25.2%

4.      Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 158,950 and 168,300 unallocated shares held by the ESOP for the six months ended June 30, 2015 and 2014, respectively.

	For the six months ended June 30,		For the three months ended June 30,
	2015	2014	2015	2014

Weighted-average common shares
outstanding (basic)	6,598,132	6,630,407	6,622,343	6,607,066

Dilutive effect of assumed exercise
of stock options	94,974	4,991	99,963	5,911

Weighted-average common shares
outstanding (diluted)	6,693,106	6,635,398	6,722,306	6,612,977

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

5.      Equity Incentive Plan

The Corporation established Stock Incentive Plans that provide for grants of up to 891,517 stock options. During 2015, 46,570 stock options were granted in accordance with the 2005 Equity Incentive Plan subject to a five year vesting period in which the options granted will vest ratably annually beginning one year form the date of grant. As of June 30, 2015, all option shares have been granted in accordance with the 2005 Equity Incentive Plan. During 2014, 400,000 stock options were granted in accordance with the 2013 Equity Incentive Plan subject to a five year vesting period in which the options granted will vest ratably annually beginning one year from the date of grant. As of June 30, 2015, 400,000 option awards have been granted under the 2013 Equity Incentive Plan with 75,000 option awards forfeited. The shares in the plan and shares granted prior to the second step conversion have been adjusted to reflect the exchange ratio of 0.857 for the second step conversion that occurred in 2012.

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

The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the six months ended June 30, 2015, the Corporation recorded $91,000 compensation cost for equity-based awards that vested during the six months ended June 30, 2015. The Corporation has $475,000 unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2015, which is expected to be recognized over a weighted-average vesting period of approximately 4.0 years.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

5.      Equity Incentive Plan (continued)

A summary of the status of the stock option plans as of June 30, 2015 and changes during the period then ended are presented below:

	Six months ended June 30, 2015		Year ended December 31, 2014
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of period	758,947	$12.67	369,939	$12.80
Granted	46,570	15.46	400,000	12.48
Exercised	(328,831)	13.01	(10,992)	9.94
Forfeited	(75,000)	12.48	-	-

Outstanding at end of period	401,686	$12.76	758,947	$12.67

Options exercisable at period-end	52,291	$12.14	363,791	$12.86

Options expected to be exercisable at year-end	52,291		363,791

Fair value of options granted		$2.32		NA

The following information applies to options outstanding at June 30, 2015:

Number outstanding	401,686
Exercise price	$8.30 - $ 15.90
Weighted-average exercise price	$12.76
Weighted-average remaining contractual life	8.7 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based upon the historical volatility of the Corporation’s stock.

The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for the 2015 and 2014 grant: dividend yield of 2.33% and 2.88%; expected volatility of 15.56% and 14.25%; risk-free interest rates of 2.16% and 2.55%; and expected lives of 10 years.

The effects of expensing stock options are reported in “cash provided by financing activities” in the Consolidated Statements of Cash Flows.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

6.	Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2015 and December 31, 2014 are shown below.

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$116,941	$37	$2,544	$114,434
Municipal obligations	1,691	66	-	1,757
	$118,632	$103	$2,544	$116,191

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$127,607	$7	$2,391	$125,223
Municipal obligations	1,691	85	-	1,776

	$129,298	$92	$2,391	$126,999

The amortized cost of investment securities at June 30, 2015, by contractual term to maturity, are shown below.

June 30,
2015
(In thousands)

Less than one year	$5,953
One to five years	37,013
Five to ten years	75,666
More than ten years	-
$118,632

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

6.	Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 2015 and December 31, 2014 are shown below.

June 30, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$8,467	$7	$-	$8,474

December 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$9,443	$-	$43	$9,400

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

6.	Investment and Mortgage-backed Securities (continued)

The amortized cost of mortgage-backed securities, including those designated as available for sale, at June 30, 2015, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

June 30,
2015
(In thousands)

Due in one year or less	$1,530
Due in one year through five years	4,042
Due in five years through ten years	1,916
Due in more than ten years	979

$8,467

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2015:

	Less than 12 months			12 months or longer			Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
(Dollars in thousands)
U.S. Government agency securities	3	$24,806	$191	16	$79,593	$2,353	19	$104,399	$2,544
Municipal obligations	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-	-	-	-

Total temporarily impaired securities	3	$24,806	$191	16	$79,593	$2,353	19	$104,399	$2,544

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

6.	Investment and Mortgage-backed Securities (continued)

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

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans, fair value adjustments arising from the First Franklin Corporation acquisition. The Corporation has approximately $1.7 million of net operating losses to carryforward for the next 18 years. These losses are subject to the Internal Revenue Code Section 382 limitations which allow approximately $1.1 million of the losses on an annual basis to offset current year taxable income.

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

7.	Income Taxes (continued)

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the periods ended June 30, 2015 and 2014:

	2015	2014
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$285	$643
Increase (decrease) in taxes resulting primarily from:
Stock compensation	85	7
Nontaxable interest income	(11)	(20)
Cash surrender value of life insurance	(75)	(79)
Other	4	(2)

Federal income taxes per financial statements	$288	$549

Effective tax rate	34.4%	29.0%

8.	Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 2015:

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

8.	Fair Value of Financial Instruments (continued)

Federal Home Loan Bank stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

Deposits: The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at June 30, 2015. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit: For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At June 30, 2015, the fair value of the derivative loan commitments was not material.

9.	Disclosures about Fair Value of Assets and Liabilities

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	value	value	value	value
		(In thousands)
Financial assets
Cash and cash equivalents	$46,455	$46,455	$42,439	$42,439
Investment securities	116,191	116,191	126,999	126,999
Mortgage-backed securities	8,474	8,474	9,400	9,400
Loans receivable –
net and loans held for sale	354,478	366,675	337,095	358,500
Accrued interest receivable	1,866	1,866	1,801	1,801
Federal Home Loan Bank stock	8,651	8,651	8,651	8,651

	$536,115	$548,312	$526,385	$547,790

Financial liabilities
Deposits	$452,237	$451,736	$451,784	$451,165
Advances from the Federal Home Loan Bank	25,284	24,889	14,851	15,726
Advances by borrowers for taxes and insurance	1,035	1,035	2,651	2,651
Accrued interest payable	54	54	58	58

	$478,610	$477,714	$469,344	$469,600

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

9.	Disclosures about Fair Value of Assets and Liabilities (continued)

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

		Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Securities available for sale at June 30, 2015:
U.S. Government agency securities	$114,434	-	$114,434	-
Municipal obligations	1,757	-	1,757	-
Mortgage-backed securities	8,474	-	8,474	-

Securities available for sale at December 31, 2014:
U.S. Government agency securities	$125,223	-	$125,223	-
Municipal obligations	1,776	-	1,776	-
Mortgage-backed securities	9,400	-	9,400	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2014 and 2013

9.           Disclosures about Fair Value of Assets and Liabilities (continued)

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
June 30, 2015:
Real estate acquired through foreclosure	$1,713	-	$1,713	-
Loans held for sale	2,403	-	2,403	-
Impaired loans	15,810	-	15,810	-

December 31, 2014:
Real estate acquired through foreclosure	$1,815	-	$1,815	-
Loans held for sale	1,332	-	1,332	-
Impaired loans	15,382	-	15,382	-

The following table presents fair value measurements for the Company’s financial instruments which are not recognized at fair value in the accompanying statements of financial position on a recurring or nonrecurring basis.

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
June 30, 2015:
Financial assets:
Cash and cash equivalents	$46,455	$46,455	$-	$-
Mortgage-backed securities	8,474	-	8,474	-
Loans receivable - net	366,675	-	366,675	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,866	-	1,866	-
Financial liabilities:
Deposits	451,736	-	451,736	-
Advances from the Federal Home Loan Bank	24,889	-	24,889	-
Advances by borrowers for taxes and insurance	1,035	-	1,035	-
Accrued interest payable	54	-	54	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2014:
Financial assets:
Cash and cash equivalents	$42,439	$42,439	$-	$-
Mortgage-backed securities	-	-	-	-
Loans receivable - net	358,500	-	358,500	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,801	-	1,801	-
Financial liabilities:
Deposits	451,165	-	451,165	-
Advances from the Federal Home Loan Bank	15,726	-	15,726	-
Advances by borrowers for taxes and insurance	2,651	-	2,651	-
Accrued interest payable	58	-	58	-

10.       Intangible Assets

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin Corporation and Franklin Savings and Loan in March 2011 totaling $11.6 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Corporation did not recognize any impairment during the six months ended June 30, 2015. The carrying amount of the goodwill at June 30, 2015 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the quarter ended June 30, 2015, no such adjustments were recorded. The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at June 30, 2015 was $1.3 million with $968,000 in accumulated amortization as of that date.

As of June 30, 2015, the current year and estimated future amortization expense for the core deposit intangible was:

(In thousands)

2015	$55
2016	110
2017	110
2018	55

Total	$330

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

11. Financing Receivables

The recorded investment in loans was as follows as of June 30, 2015:

	One-to four
	Family	Multi-family
	Residential	Residential	Construction		Commercial	Consumer	Total
			(In thousands)

Purchased loans	$57,980	$3,197	$-		$22,979	$131	$84,287
Fair value discount -Credit impaired purchased loans	(937)	(1)	-		(301)	-	(1,239)
Fair value discount –Non-impaired purchased loans	(210)	(22)	-		(86)	(10)	(328)
Purchased loans book value(3)	56,833	3,174	-		22,592	121	82,720
Originated loans (1)	167,059	24,345	20,530	(2)	73,522	2,085	287,541

Ending balance	$223,892	$27,519	$20,530		$96,114	$2,206	$370,261

(1)     Includes loans held for sale

(2)     Before consideration of undisbursed loans-in-process

(3)     Loans purchased in acquisition of First Franklin

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of June 30, 2015.

		Credit
	Non-impaired	Impaired
	Purchased Loans	Purchased Loans
	(In thousands)

One-to-four family residential	$52,998	$3,835
Multi-family residential	2,814	360
Construction	-	-
Commercial	16,630	5,962
Consumer	120	1

Total	$72,562	$10,158

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

11.   Financing receivables (continued)

Activity during 2015 for the accretable discount related to acquired credit impaired loans is as follows:

(In thousands)
Accretable discount at December 31, 2014:	$6,205
Reclass from nonaccretable difference to accretable discount	-
Less transferred to other real estate owned	-
Less accretion	(373)
Accretable discount at June 30, 2015:	$5,832

The recorded investment in loans was as follows as of June 30, 2015. Subsequent to acquisition, we regularly evaluate our estimates of cash flows expected to be collected on purchased impaired loans. If we have probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices and changes in prepayment assumptions), we charge the provision for credit losses, resulting in an increase to the allowance for loan losses. If we have probable and significant increases in cash flows expected to be collected, we first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loan, or pool of loans. Estimates of cash flows are impacted by changes in interest rate indices for variable rate loans and prepayment assumptions, both of which are treated as prospective yield adjustments included in interest income. Cheviot Financial’s allowance at June 30, 2015 does not include any credit quality discount related to loans acquired from First Franklin, other than $598,000 for certain one-to-four family residential and nonresidential and commercial real estate loans. Due to uncertainties in the evaluation of allowance for loan loss, it is at least reasonably possible that management’s estimate of the outcome will change within the next year.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

11.      Financing receivables (continued)

The following summarizes activity in the allowance for credit losses:

			June 30, 2015
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Allowance for loan losses:

Beginning balance	$1,813	$209	$7	$199	$8	$2,236
Provision	109	(51)	4	362	(1)	423
Charge-offs	(286)	-	-	(80)	-	(366)
Recoveries	87	-	-	4	1	92

Ending balance	$1,723	$158	$11	$485	$8	$2,385

Originated loans:
Individually evaluated for impairment	$154	$-	$-	$7	$-	$161

Purchased loans:
Individually evaluated for impairment	$98	$-	$-	$51	$-	$149

Originated loans:
Collectively evaluated for impairment	$1,102	$158	$11	$347	$8	$1,626

Purchased loans:
Loans acquired with deteriorated credit quality	$369	$-	$-	$80	$-	$449

Loans receivable:

Ending balance	$223,892	$27,519	$20,530	$96,114	$2,206	$370,261

Ending balance:
Individually evaluated
for impairment	$4,874	$193	$-	$585	$-	$5,652

Ending balance:
Collectively evaluated for impairment	$215,183	$26,966	$20,530	$89,567	$2,205	$354,451

Ending balance:
Loans acquired with deteriorated credit quality	$3,835	$360	$-	$5,962	$1	$10,158

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

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

For the six months ended June 30, 2015 and 2014

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

The following table summarizes the credit risk profile by internally assigned grade:

			Originated Loans at June 30, 2015
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
			(In thousands)

Grade:
Pass	$163,955	$24,152	$20,530	$72,517	$2,085	$283,239
Special mention	-	-	-	-	-	-
Substandard	3,104	193	-	1,005	-	4,302
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$167,059	$24,345	$20,530	$73,522	$2,085	$287,541

			Originated Loans at December 31, 2014
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
			(In thousands)
Grade:
Pass	$165,711	$17,090	$8,327	$56,191	$802	$248,121
Special mention	-	-	-	-	-	-
Substandard	2,407	95	-	1,022	-	3,524
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$168,118	$17,185	$8,327	$57,213	$802	$251,645

			Purchased Loans at June 30, 2015
	One-to four-
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
			(In thousands)

Grade:
Pass	$54,131	$3,174	$-	$19,279	$121	$76,705
Special mention	-	-	-	-	-	-
Substandard	2,702	-	-	3,313	-	6,015
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$56,833	$3,174	$-	$22,592	$121	$82,720

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

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

The following tables summarize loans by delinquency, nonaccrual status and impaired loans:

Age Analysis of Past Due Originated Loans Receivable

As of June 30, 2015

							Recorded
							Investment
	>30-89 Days	90 Days	Total Past	Current		Total Loan	90 Days and
	Past Due	or more	Due	& Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)

Real Estate:
1-4 family Residential	$574	$1,298	$1,872	$164,408	$2,402	$167,059	$-
Multi-family	-	193	193	24,152	193	24,345	-
Construction	-	-	-	20,530	-	20,530	-
Commercial	-	161	161	73,361	161	73,522	-
Consumer	-	-	-	2,085	-	2,085	-

Total	$574	$1,652	$2,226	$284,536	$2,756	$287,541	$-

Age Analysis of Past Due Originated Loans Receivable

As of December 31, 2014

							Recorded
							Investment
	>30-89 Days	90 Days	Total Past	Current		Total Loan	90 Days and
	Past Due	or more	Due	& Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)

Real Estate:
1-4 family Residential	$999	$1,317	$2,316	$165,088	$2,031	$168,118	$-
Multi-family	-	95	95	17,090	95	17,185	-
Construction	-	-	-	8,327	-	8,327	-
Commercial	-	143	143	57,051	162	57,213
Consumer	-	-	-	802	-	802	-
Total	$999	$1,555	$2,554	$248,358	$2,288	$251,645	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

11. Financing receivables (continued)

Age Analysis of Past Due Purchased Loans Receivable

As of June 30, 2015

							Recorded
							Investment
	>30-89 Days	90 Days	Total Past	Current		Total Loan	90 Days and
	Past Due	or More	Due	& Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)
Real Estate:
1-4 family Residential	$892	$1,746	$2,638	$53,680	$2,297	$56,833	$-
Multi-family	-	-	-	3,174	-	3,174	-
Construction	-	-	-	-	-	-	-
Commercial	78	388	466	22,090	424	22,592	-
Consumer	-	-	-	121	-	121	-

Total	$970	$2,134	$3,104	$79,065	$2,721	$82,720	$-

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

11. Financing receivables (continued)

		Impaired Loans
		As of June 30, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate:
1-4 family
Residential	$3,808	$3,808	$-	$3,892	$30
Multi-family	360	360	-	360	3
Construction	-	-	-	-	-
Commercial	5,962	5,962	-	6,146	23
Consumer	1	1	-	1	-
Total	$10,131	$10,131	$-	$10,399	$56
Purchased loans with a credit quality discount and an allowance recorded:
Real Estate:
1-4 family
Residential	$27	$27	$12	$40	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$27	$27	$12	$40	$-
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family	$1,984	$1,984	$-	$1,652	$-
Residential
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	133	133	-	394	-
Consumer	-	-	-	-	-
Total	$2,117	$2,117	$-	$2,046	$-
Purchased loans with an allowance recorded:
Real Estate:
1-4 family	$488	$488	$86	$545	$-
Residential
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	291	291	51	342	-
Consumer	-	-	-	-	-
Total	$779	$779	$137	$887	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

11. Financing receivables (continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Originated loans with no related allowance recorded
Real Estate:
1-4 family	$1,814	$1,814	$-	$1,589	$-
Residential
Multi-family
Residential	193	193	-	144	-
Construction	-	-	-	-	-
Commercial	114	114	-	115	-
Consumer	-	-	-	-	-
Total	$2,121	$2,121	$-	$1,848	$-
Originated loans with an allowance recorded:
Real Estate:
1-4 family	$588	$588	$154	$627	$-
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	47	47	7	47	-
Consumer	-	-	-	-	-
Total	$635	$635	$161	$674	$-
Total:
Real Estate:
1-4 family	$8,709	$8,709	$252	$8,345	$30
Residential
Multi-family
Residential	553	553	-	504	3
Construction	-	-	-	-	-
Commercial	6,547	6,547	58	7,044	23
Consumer	1	1	-	1	-
Total	$15,810	$15,810	$310	$15,894	$56

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

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

For the six months ended June 30, 2015 and 2014

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

11. Financing receivables (continued)

Modifications
As of June 30, 2015

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	4	$430	$430
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

Modifications
For the six months ended June 30, 2015

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Real Estate:
1-4 Family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2015 and 2014

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include, among other things:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans and prospects and growth and operating strategies;
•	statements concerning trends in our provision for loan losses and charge-offs;
•	statements regarding the trends in factors affecting our financial condition and results of operations, including asset quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

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

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the accounting method used for the allowance for loan losses and for fair value estimations to be the critical accounting policies.

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

Discussion of Financial Condition Changes at June 30, 2015 and December 31, 2014

At June 30, 2015, total assets were $581.0 million, compared with $571.2 million at December 31, 2014. Total assets increased $9.8 million, or 1.7%, primarily due to an increase in loans receivable of $17.4 million, which was partially offset by a decrease in investment securities of $10.8 million. The increase in loans receivable resulted from loan originations of $81.5 million, which was partially offset by the sale of loans in the secondary market of $24.3 million and principal repayments of $39.8 million.

Cash, federal funds and interest-earning deposits increased $4.0 million, or 9.5% to $46.5 million at June 30, 2015. The increase in cash and cash equivalents at June 30, 2015 was due to a $14.7 million increase in cash and due from banks and an increase of $4.3 million in interest-earning deposits, which was partially offset by a decrease in federal funds sold of $14.9 million.

The decrease in investment securities was a result of investment securities called at par of $35.7 million, which was partially offset by purchases of $25.0 million in securities designated as available for sale. At June 30, 2015, all investment securities were classified as available for sale. During this period of prolonged low interest rates the Bank is investing in shorter-term and more liquid investments in order to be prepared for investment opportunities when interest rates begin to increase.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at June 30, 2015 and December 31, 2014 (continued)

Mortgage-backed securities decreased $926,000, or 9.9%, to $8.5 million at June 30, 2015, from $9.4 million at December 31, 2014. The decrease in mortgage-backed securities was due primarily to $963,000 in principal repayments. At June 30, 2015, all mortgage-backed securities were classified as available for sale.

Loans receivable, including loans held for sale, increased $17.4 million, or 5.2%, to $354.5 million at June 30, 2015, from $337.1 million at December 31, 2014. The increase in loans receivable resulted from loan originations of $81.5 million, which was partially offset by the sale of loans in the secondary market of $24.3 million and principal repayments of $39.8 million.

The allowance for loan losses totaled $2.4 million and $2.2 million at June 30, 2015 and December 31, 2014, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $423,000 provision for losses on loans during the six months ended June 30, 2015 reflected these factors. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at June 30, 2015.

Originated non-performing and impaired loans totaled $2.8 million and $2.3 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, originated non-performing and impaired loans were comprised of 31 loans secured by one- to four-family residential real estate totaling $2.4 million, one multi-family loan totaling $193,000 and three commercial and non-residential loans totaling $161,000. At June 30, 2015 and December 31, 2014 real estate acquired through foreclosure was $1.7 million and $1.8 million, respectively. The allowance for loan losses represented 64.8% and 71.0% of Cheviot Financial’s originated non-performing and impaired loans at June 30, 2015 and December 31, 2014, respectively. Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits totaled $452.2 million at June 30, 2015, an increase of $453,000, or 0.1% from $451.8 million at December 31, 2014. Advances from the Federal Home Loan Bank of Cincinnati increased by $10.4 million, or 70.3%, to $25.3 million at June 30, 2015, from $14.9 million at December 31, 2014. The increase is a result of new advances of $12.0 million, which were partially offset by $1.5 million in repayments during the six months ended June 30, 2015. The increase in borrowings were used to fund the increase in loans receivable, described above.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at June 30, 2015 and December 31, 2014 (continued)

Shareholders’ equity at June 30, 2015 was $96.1 million, a decrease of $119,000, or 0.1%, from December 31, 2014. The decrease primarily resulted from dividend payments on common stock of $1.3 million, which was partially offset by net earnings of $549,000 and common stock issued for stock options exercised of $535,000. At June 30, 2015, tangible book value per share was $12.57 as compared to $12.72 at December 31, 2014. Tangible book value per share was affected by the decrease in the fair market value of investment securities designated as available for sale as other comprehensive loss increased during the 2015 period. At June 30, 2015 other comprehensive loss was $1.6 million. Over time, the impact of the other comprehensive loss on our tangible book value per share would decrease as investments are called or mature at par, however, a sudden increase in interest rates can have an adverse effect, as increases in rates may increase accumulated comprehensive loss.

Liquidity

We monitor our liquidity position on a daily basis using reports that summarize all deposit activity and loan commitments. A significant portion of our deposit base is comprised of time deposits. At June 30, 2015, $101.4 million of time deposits are due to mature within one year. The daily deposit activity report allows us to price our time deposits competitively. Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained. At June 30, 2015, we had loan commitments of $5.8 million. Our loan commitments are funded or expire within 45 days from the date of the commitment.

Cheviot Financial Corp. is a separate legal entity from Cheviot Savings Bank and must provide for its own liquidity to pay dividends and for other corporate purposes. Cheviot Financial Corp.’s primary source of liquidity is dividend payments from Cheviot Savings Bank. The ability of Cheviot Savings Bank to pay dividends is subject to regulatory requirements. At June 30, 2015, Cheviot Financial Corp. (on an unconsolidated basis) had liquid assets of $6.7 million.

Borrowings from the Federal Home Loan Bank of Cincinnati increased $10.4 million during the six months ended June 30, 2015. At June 30, 2015, we had the ability to increase such borrowings by approximately $143.3 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments. The Corporation’s other liabilities were primarily limited to $505,000 of lease obligations.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2015 and 2014

General

Net earnings for the six months ended June 30, 2015 totaled $549,000, a $793,000, or 59.1% decrease from the $1.3 million in net earnings reported for the June 2014 period. The decrease in net earnings reflects an increase of $517,000 in general, administrative and other expense, a decrease in other income of $516,000 and a decrease of $153,000 in net interest income, which were partially offset by a decrease in the provision for losses on loans of $132,000, and a decrease of $261,000 in the provision for federal income taxes. The reduction in net earnings for the six months ended June 30, 2015 was due primarily to the $765,000 payment we made to our former President and Chief Executive Officer as part of a previously announced settlement agreement executed in connection with his retirement.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2015 and 2014 (continued)

Net Interest Income

Total interest income decreased $227,000, or 2.4%, to $9.1 million for the six months ended June 30, 2015, from the comparable period in 2014. Interest income on loans decreased $31,000, or 0.4%, to $7.4 million during the 2015 period from the 2014 period. This decrease was due primarily to a 15 basis point decrease in the average yield to 4.32% from 4.47% in the 2014 period, which was partially offset by an $11.4 million increase in the average balance of loans outstanding.

Interest income on mortgage-backed securities decreased $32,000, or 28.6%, to $80,000 for the six months ended June 30, 2015, from $112,000 for the 2014 period, due primarily to a decrease of $3.2 million in the average balance of securities outstanding and by a seven basis point decrease in yield period over period. Interest income on investment securities decreased $170,000, or 11.0%, to $1.4 million for the six months ended June 30, 2015, compared to $1.5 million for the same period in 2014, due primarily to a decrease of $16.1 million, or 10.8%, in the average balance of investment securities outstanding and by a one basis point decrease in the average yield to 2.06% for the 2015 period. Interest income on other interest-earning deposits increased $6,000, or 3.4%, to $184,000 for the six months ended June 30, 2015, as compared to the same period in 2014.

Interest expense decreased $74,000, or 4.1%, to $1.8 million for the six months ended June 30, 2015, from the comparable period in 2014. Interest expense on deposits decreased by $8,000, or 0.5%, to $1.5 million, due primarily to an $11.7 million decrease in the average balance outstanding, which was partially offset by a two basis point increase in the average costs of deposits to 0.68% during the 2015 period. Interest expense on borrowings decreased by $66,000, or 23.1%, due primarily to a $1.5 million, or 8.3%, decrease in the average balance outstanding and by a 51 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $153,000, or 2.1%, to $7.3 million for the six months ended June 30, 2015. The average interest rate spread decreased two basis points to 2.92% for the six months ended June 30, 2015 from 2.94% for the six months ended June 30, 2014. The net interest margin decreased to 2.96% for the six months ended June 30, 2015 from 2.97% for the six months ended June 30, 2014.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $423,000 provision for losses on loans for the six months ended June 30, 2015 and $555,000 for the six months ended June 30, 2014. Non-performing originated loans were 1.0% and 0.9% of net originated loans at June 30, 2015 and December 31, 2014, respectively. The 2015 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on the Corporation’s historical loss experience and other external factors. These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2015 and 2014 (continued)

Other Income

Other income decreased $516,000, or 26.1%, to $1.5 million for the six months ended June 30, 2015, compared to the same period in 2014 The decrease is due primarily due to the absence during the 2015 period of a gain on sale of investment securities designated as available-for-sale of $722,000 and a decrease of $48,000 in service fee income, which was partially offset by a $298,000 increase in the gain on sale of loans.

General, Administrative and Other Expense

General, administrative and other expense increased $517,000, or 7.4%, to $7.5 million for the six months ended June 30, 2015, from $7.0 million for the comparable period in 2014. This increase is primarily a result of an increase in employee compensation and benefits of $994,000, an increase of $75,000 in property, payroll and other taxes and an increase in data processing of $77,000, which was partially offset by a decrease of $375,000 in real estate owned impairment, a decrease of $86,000 in occupancy and equipment expense and a decrease of $46,000 in FDIC expense.

As previously announced, on February 3, 2015 we entered into a severance agreement (the “Agreement”) with our former President and Chief Executive Officer in connection with his retirement, in exchange for which we paid the former President and Chief Executive officer a total of approximately $765,000 upon his retirement. The execution of this Agreement and resulting payments caused the majority of the increase in employee compensation and benefits and related property, payroll and other taxes for the six months ended June 30, 2015.

Federal Income Taxes

The provision for federal income taxes decreased $261,000, or 47.5%, for the six months ended June 30, 2015. Cheviot Financial has approximately $1.7 million in remaining operating loss carryforwards to offset future taxable income for 18 years. These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. The effective tax rate for the six months ended June 30, 2015 and 2014 was 34.4% and 29.0%, respectively.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2015 and 2014

General

Net earnings for the three months ended June 30, 2015 totaled $548,000, a $21,000 increase from the $527,000 earnings reported in the June 2014 period. The increase in net earnings reflects a decrease in general, administrative and other expenses of $144,000, a decrease of $75,000 in the provision for losses on loans and an increase of $19,000 in net interest income, which were partially offset by a decrease in other income of $154,000 and by an increase of $63,000 in the provision for federal income taxes.

Total interest income decreased $25,000, or 0.5%, to $4.6 million for the three months ended June 30, 2015, from the comparable quarter in 2014. Interest income on loans increased $92,000, or 2.5%, to $3.8 million during the 2015 quarter from $3.7 million for the 2014 quarter. This increase was due primarily to a $19.6 million, or 5.9% increase in the average balance of loans outstanding, which was partially offset by a 12 basis point decrease in the average yield on loans to 4.32% for the 2015 quarter from 4.44% for the three months ended June 30, 2014.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2015 and 2014 (continued)

Net Interest Income

Interest income on mortgage-backed securities decreased $12,000, or 23.1%, to $40,000 for the three months ended June 30, 2015, from $52,000 for the comparable 2014 quarter, due primarily to a $3.1 million, or 26.3% decrease in the average balance of securities outstanding, which was partially offset by an eight basis point increase in the average yield. Interest income on investment securities decreased $107,000, or 13.4%, to $689,000 for the three months ended June 30, 2015, compared to $796,000 for the same quarter in 2014, due primarily to a decrease of $12.3 million, or 8.3% in the average balance of investment securities outstanding and by an 12 basis point decrease in the average yield to 2.04% in the 2015 quarter. Interest income on other interest-earning deposits increased $2,000, or 2.2% to $92,000 for the three months ended June 30, 2015.

Interest expense decreased $44,000, or 4.9% to $861,000 for the three months ended June 30, 2015, from $905,000 for the same quarter in 2014. Interest expense on deposits decreased by $15,000, or 2.0%, to $753,000, from $768,000, due primarily to a $12.2 million decrease in the average balance of deposits outstanding. Interest expense on borrowings decreased by $29,000, or 21.2%, due primarily to a 85 basis point decrease in the average cost of borrowings, which was partially offset by a $1.2 million increase in the average balance outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $19,000, or 0.5%, to $3.7 million for the three months ended June 30, 2015, as compared to the same quarter in 2014. The average interest rate spread decreased to 2.90% for the three months ended June 30, 2015 from 2.95% for the three months ended June 30, 2014. The net interest margin decreased to 2.94% for the three months ended June 30, 2015 from 2.98% for the three months ended June 30, 2014.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $280,000 provision for losses on loans for the three months ended June 30, 2015 and $355,000 for the three months ended June 30, 2014. Non-performing originated loans were 1.0% and 0.9% of net originated loans at June 30, 2015 and December 31, 2014, respectively. The 2015 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on our historical loss experience and other external factors. These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income

Other income decreased $154,000, or 16.5%, to $781,000 for the three months ended June 30, 2015, compared to the same quarter in 2014. The decrease is due primarily to the absence of the gain on sale of investment securities of $281,000, which was partially offset by an increase in the gain on sale of loans of $159,000.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2015 and 2014 (continued)

General, Administrative and Other Expense

General, administrative and other expense decreased $144,000, or 4.0%, to $3.4 million for of the three months ended June 30, 2015. This decrease is primarily a result of the absence of $297,000 in real estate owned impairment and a decrease in other operating expense of $109,000, which were partially offset by an increase in employee compensation and benefits of $197,000, an increase of $51,000 in property, payroll and other taxes and an increase in data processing of $38,000.

Federal Income Taxes

The provision for federal income taxes increased $63,000, or 31.0%, for the three months ended June 30, 2015. Cheviot Financial has approximately $1.7 million in remaining operating loss carryforwards to offset future taxable income for 18 years. These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. The effective tax rate for the three months ended June 30, 2015 and 2014 was 32.7% and 27.8%, respectively.

Cheviot Financial Corp.

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation’s market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.

ITEM 4           CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, the Corporation’s disclosure controls and procedures are effective.

There were no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2015, or in other factors that has materially affected, or could reasonably be likely to materially affect, these controls subsequent to the date of their evaluation by the Corporation’s Chief Executive Officer and Chief Financial Officer.

Cheviot Financial Corp.

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

Not applicable, as the Corporation is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2013, the Corporation amended the authorization of a stock repurchase plan. Under this program the Corporation is authorized to repurchase 341,845 shares constituting 5% of the outstanding shares of common stock. As of June 30, 2015, the Corporation had repurchased 127,000 shares at an average price of $11.37.

During the three months ended June 30, 2015, there were no stock repurchases in accordance with the stock repurchase plan.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cheviot Financial Corp.

PART II (Continued)

101	The following financial statements of the Corporation at June 30, 2015 and December 31, 3014, and for the three and six months ended June 30, 2015 and 2014 formatted in XBRL: Consolidated Statements of Financial Condition; Consolidated Statements of Earnings; Consolidated Statements of Comprehensive Income; Consolidated Statements of Cash Flows; and Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cheviot Financial Corp.

Date:	August 7, 2015	By:	/s/ Mark T. Reitzes
Mark T. Reitzes President and Chief Executive Officer

Date:	August 7, 2015	By:	/s/ Scott T. Smith
Scott T. Smith Chief Financial Officer

