Form 10-Q
period 2015-09-30
Cheviot Financial Corp.
filed 2015-11-09
CIK 1528843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐          No ☒

As of November 9, 2015, the latest practicable date, 6,802,954 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2015 and December 31, 2014
(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$35,132	$22,757
Federal funds sold	-	14,941
Interest-earning deposits in other financial institutions	17,841	4,741
Cash and cash equivalents	52,973	42,439

Investment securities available for sale - at fair value	96,568	126,999
Mortgage-backed securities available for sale - at fair value	7,925	9,400
Loans receivable - net	362,274	335,763
Loans held for sale - at lower of cost or market	2,821	1,332
Real estate acquired through foreclosure - net	1,432	1,815
Office premises and equipment - at depreciated cost	11,070	11,428
Federal Home Loan Bank stock - at cost	8,651	8,651
Accrued interest receivable on loans	1,065	1,031
Accrued interest receivable on mortgage-backed securities	28	35
Accrued interest receivable on investments and interest-earning deposits	363	735
Goodwill	10,309	10,309
Core deposit intangible	302	391
Prepaid expenses and other assets	4,346	3,915
Bank-owned life insurance	16,294	15,960
Prepaid federal income taxes	54	12
Deferred federal income taxes	88	1,022

Total assets	$576,563	$571,237

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$459,856	$451,784
Advances from the Federal Home Loan Bank	12,849	14,851
Advances by borrowers for taxes and insurance	1,734	2,651
Accrued interest payable	52	58
Accounts payable and other liabilities	5,182	5,711
Total liabilities	479,673	475,055

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued Common stock - authorized 30,000,000 shares, $.01 par value; 6,802,954 and 6,718,795 shares issued at September 30, 2015 and December 31, 2014	68	67
Additional paid-in capital	56,698	55,980
Shares acquired by stock benefit plans	(1,449)	(1,470)
Retained earnings - restricted	42,062	43,151
Accumulated comprehensive loss, unrealized losses on securities available for sale, net of related tax benefit	(489)	(1,546)
Total shareholders’ equity	96,890	96,182

Total liabilities and shareholders’ equity	$576,563	$571,237

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

For the nine and three months ended September 30, 2015 and 2014
(In thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Interest income
Loans	$11,161	$11,063	$3,747	$3,619
Mortgage-backed securities	115	199	35	87
Investment securities	1,994	2,326	618	778
Interest-earning deposits and other	285	267	100	89
Total interest income	13,555	13,855	4,500	4,573

Interest expense
Deposits	2,263	2,279	732	741
Borrowings	327	413	107	127
Total interest expense	2,590	2,692	839	868

Net interest income	10,965	11,163	3,661	3,705

Provision for losses on loans	1,083	810	660	255

Net interest income after provision for losses on loans	9,882	10,353	3,001	3,450

Other income
Rental	77	80	25	24
(Loss) gain on sale of real estate acquired through foreclosure	(47)	84	(39)	59
Gain on sale of office premises and equipment	7	-	-	-
Gain on sale of loans	726	414	260	247
Gain on sale of investment securities designated as available-for-sale	-	795	-	74
Earnings on bank-owned life insurance	334	349	113	116
Service fee income	1,109	1,171	387	399
Other operating	7	8	4	4
Total other income	2,213	2,901	750	923

General, administrative and other expense
Employee compensation and benefits	5,387	4,288	1,511	1,406
Occupancy and equipment	968	1,080	322	348
Property, payroll and other taxes	972	840	328	271
Data processing	617	479	221	160
Legal and professional	651	638	193	174
Advertising	225	225	75	75
FDIC expense	252	308	83	92
ATM processing expense	324	282	120	99
Real estate owned impairment	128	547	10	54
Core deposit intangible amortization	89	115	27	34
Other operating	1,182	1,250	397	349
Total general, administrative and other expense	10,795	10,052	3,287	3,062

Earnings before income taxes	1,300	3,202	464	1,311

Federal income taxes (benefit)
Current	31	116	33	(29)
Deferred	390	843	101	438
Total federal income taxes	421	959	134	409

NET EARNINGS	$879	$2,243	$330	$902

EARNINGS PER SHARE
Basic	$.13	$.34	$.05	$.14
Diluted	$.13	$.34	$.05	$.14

Dividends per common share	$.29	$.27	$.10	$.09

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

For the nine and three months ended September 30, 2015 and 2014
(In thousands)

	For the nine months ended September 30,		For the three months ended September 30,
	2015	2014	2015	2014

Net earnings for the period	$879	$2,243	$330	$902

Other comprehensive income, net of tax expense:
Unrealized holding gains on securities during the period, net of tax expense of $545 and $2,730 for the nine months ended September 30, 2015 and 2014, respectively, and $576 and $64 for the three months ended September 30, 2015 and 2014, respectively	1,057	5,299	1,118	124

Reclassification adjustment for gains on securities available for sale included in income, net of tax expense (benefit) of $0 and $(270) for the nine months ended September 30, 2015 and 2014, respectively, and $0 and $(25) for the three months ended September 30, 2015 and 2014, respectively	-	(525)	-	(49)

Comprehensive income	$1,936	$7,017	$1,448	$977

Accumulated comprehensive loss	$(489)	$(2,455)	$(489)	$(2,455)

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30, 2015 and 2014
(In thousands)

	2015	2014
Cash flows from operating activities:
Net earnings for the period	$879	2,243
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(9)	(11)
Depreciation	484	538
Amortization of deferred loan origination costs - net	145	47
Amortization of intangible assets	89	115
Amortization of fair value adjustments	(240)	(341)
Proceeds from sale of loans in the secondary market	36,218	17,230
Loans originated for sale in the secondary market	(37,693)	(17,746)
Gain on sale of loans	(726)	(414)
Loss (gain) on sale of real estate acquired through foreclosure	47	(80)
Impairment on real estate acquired through foreclosure	128	547
Gain on sale of office premises and equipment	(7)	-
Gain on sale of investment securities designated as available-for-sale	-	(795)
Net increase in cash surrender value of bank-owned life insurance	(334)	(349)
Amortization of expense related to stock benefit plans	69	45
Provision for losses on loans	1,083	810
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	(34)	127
Accrued interest receivable on mortgage-backed securities	7	(32)
Accrued interest receivable on investments and interest earning deposits	372	144
Prepaid expenses and other assets	(431)	(701)
Accrued interest payable	(6)	(11)
Accounts payable and other liabilities	(603)	(112)
Federal income taxes
Current	(42)	1,017
Deferred	390	843
Net cash (used in) provided by operating activities	(214)	3,114

Cash flows provided by (used in) investing activities:
Principal repayments on loans	59,761	49,789
Loan disbursements	(86,698)	(48,501)
Purchase of investment securities - available for sale	(29,996)	(14,978)
Proceeds from maturity of investment securities - available for sale	61,965	30,000
Proceeds from the sale of corporate securities	-	2,715
Purchase of mortgage-backed securities – available for sale	-	(10,095)
Principal repayments on mortgage-backed securities - available for sale	1,548	1,509
Principal repayments on mortgage-backed securities - held to maturity	-	347
Proceeds from sale of real estate acquired through foreclosure	361	1,034
Proceeds from bank-owned life insurance	-	237
Proceeds from sale of office premises and equipment	55	-
Purchase of office premises and equipment	(174)	(41)
Net cash provided by investing activities	6,822	12,016

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	8,072	(13,304)
Repayments on Federal Home Loan Bank advances	(13,932)	(3,750)
Federal Home Loan Bank advances	12,000	-
Advances by borrowers for taxes and insurance	(917)	(654)
Stock option expense, net	136	39
Common stock issued	535	-
Common stock repurchased	-	(1,450)
Dividends paid on common stock	(1,968)	(1,825)
Net cash provided by (used in) financing activities	3,926	(20,944)

Net increase (decrease) in cash and cash equivalents	10,534	(5,814)
Cash and cash equivalents at beginning of period	42,439	22,112
Cash and cash equivalents at end of period	$52,973	$16,298

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the nine months ended September 30, 2015 and 2014
(In thousands)

	2015	2014

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$26	$-

Interest on deposits and borrowings	$2,596	$2,703

Supplemental disclosure of noncash investing activities:
Transfer of loans to real estate acquired through foreclosure	$162	$503

Recognition of mortgage servicing rights	$249	$104

Deferred gain on real estate acquired through foreclosure	$-	$4

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2015 and 2014

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

On January 18, 2012, Cheviot Financial completed a second step reorganization and sale of common stock. Prior to the completion of the second step conversion, Cheviot Financial’s predecessor was a federal corporation and mid-tier holding company. Following the reorganization Cheviot Financial is a Maryland corporation and the holding company of the Savings Bank.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2014. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.     Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.     Liquidity and Capital Resources

Liquidity is the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. The Corporation’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by operations. In addition, the Corporation may borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2015 and December 31, 2014, the Corporation had $12.8 million and $14.9 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $142.1 million and $132.1 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

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

The Corporation’s primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities. For the nine months ended September 30, 2015, loan originations totaled $124.4 million, compared to $66.2 million for the nine months ended September 30, 2014.

Total deposits increased $8.1 million during the nine months ended September 30, 2015, while total deposits decreased $13.6 million during the nine months ended September 30, 2014. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contracts as of September 30, 2015.

		Payments due by period
	Less	More than	More than	More
	than	1-3	4-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$41	$12,693	$115	$-	$12,849
Certificates of deposit	103,731	55,010	44,980	-	203,721
Lease obligations	82	159	119	99	459

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	1,984	-	-	-	1,984
Commitments to originate commercial loans	16,725	-	-	-	16,725
Home equity lines of credit	25,309	-	-	-	25,309
Commercial lines of credit	15,581	-	-	-	15,581
Undisbursed loans in process	15,347	-	-	-	15,347

Total contractual obligations	$178,800	$67,862	$45,214	$99	$291,975

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

For the nine months ended September 30, 2015 and 2014

3.     Liquidity and Capital Resources (continued)

The following sets forth our regulatory capital position, compared to requirements to be considered “well-capitalized” as of September 30, 2015 under new Basel III regulatory capital requirements, and prior requirements as of December 31, 2014.

	As of September 30, 2015
	(Dollars in Thousands)

	Required Ratio	Actual Amount	Actual Ratio
Tier 1 Leverage	5.00%	$79,352	13.8%
Common Equity Tier 1 Risk-Based Capital	6.50%	$79,352	22.4%
Tier 1 Risk-Based Capital	8.00%	$79,352	22.4%
Total Risk-Based Capital	10.00%	$82,344	23.3%

	As of December 31, 2014
	(Dollars in Thousands)

	Required Ratio	Actual Amount	Actual Ratio
Tier 1 Leverage	5.00%	$77,752	13.9%
Tier 1 Risk-Based Capital	6.00%	$77,752	24.5%
Total Capital	10.00%	$79,988	25.2%

4.     Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 158,950 and 168,300 unallocated shares held by the ESOP for the nine months ended September 30, 2015 and 2014, respectively.

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2015	2014	2015	2014

Weighted-average common shares outstanding (basic)	6,611,062	6,599,772	6,636,500	6,539,499

Dilutive effect of assumed exercise of stock options	101,500	65,168	93,475	62,530

Weighted-average common shares outstanding (diluted)	6,712,562	6,664,940	6,729,975	6,602,029

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

5.     Equity Incentive Plan

The Corporation established stock incentive plans that provide for grants of up to 884,017 stock options. During 2015, 189,070 stock options were granted in accordance with the 2005 and 2013 Equity Incentive Plans subject to a five year vesting period in which the options granted will vest ratably annually beginning one year from the date of grant. As of September 30, 2015, all option shares have been granted in accordance with the 2005 and 2013 Equity Incentive Plans. During 2014, 400,000 stock options were granted in accordance with the 2013 Equity Incentive Plan subject to a five year vesting period in which the options granted will vest ratably annually beginning one year from the date of grant. The shares in the plan and shares granted prior to the second step conversion have been adjusted to reflect the exchange ratio of 0.857 for the second step conversion that occurred in 2012.

The Corporation follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718 (ASC 718), “Compensation – Stock Compensation,” for its stock option plans, and accordingly, the Corporation recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected as a net increase in equity, for both any new grants, as well as for all unvested options outstanding, in both cases using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.

The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the nine months ended September 30, 2015, the Corporation recorded $136,000 of compensation cost for equity-based awards that vested. The Corporation has $710,000 unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2015, which is expected to be recognized over a weighted-average vesting period of approximately 4.1 years.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

5.	Equity Incentive Plan (continued)

A summary of the status of stock options as of September 30, 2015 and changes during the period then ended are presented below:

	Nine months ended		Year ended
	September 30, 2015		December 31, 2014
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	758,929	$12.67	369,921	$12.80
Granted	189,070	14.96	400,000	12.48
Exercised	(328,831)	13.01	(10,992)	9.94
Forfeited	(75,000)	12.48	-	-

Outstanding at end of period	544,168	$13.29	758,929	$12.67

Options exercisable at period-end	112,264	$12.32	352,781	$12.86

Options expected to be exercisable at year-end	112,264		352,781

Weighted fair value of options granted		$2.05		NA

The following information applies to options outstanding at September 30, 2015:

Number outstanding	544,168
Exercise price	$8.30 - $15.90
Weighted-average exercise price	$13.29
Weighted-average remaining contractual life	8.8 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based upon the historical volatility of the Corporation’s stock.

The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for the July 7, 2015, May 4, 2015 and July 15, 2014 grants: dividend yield of 2.70%, 2.33% and 2.88%; expected volatility of 15.09%, 15.56% and 14.25%; risk-free interest rates of 2.27%, 2.16% and 2.55%; and expected lives of 10 years.

The effects of expensing stock options are reported in “cash provided by financing activities” in the consolidated statements of cash flows.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

6.	Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2015 and December 31, 2014 are shown below.

		September 30, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
Available for Sale:
U.S. Government agency securities	$95,669	$87	$940	$94,816
Municipal obligations	1,690	62	-	1,752
	$97,359	$149	$940	$96,568

		December 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
Available for Sale:
U.S. Government agency securities	$127,607	$7	$2,391	$125,223
Municipal obligations	1,691	85	-	1,776

	$129,298	$92	$2,391	$126,999

The amortized cost of investment securities at September 30, 2015, by contractual term to maturity, are shown below.

September 30,
2015
(In thousands)

Less than one year	$26,552
One to five years	45,830
Five to ten years	24,977
More than ten years	-
$97,359

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

6.	Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at September 30, 2015 and December 31, 2014 are shown below.

September 30, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$7,874	$51	$-	$7,925

December 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$9,443	$-	$43	$9,400

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

6.	Investment and Mortgage-backed Securities (continued)

The amortized cost of mortgage-backed securities at September 30, 2015, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

September 30,
2015
(In thousands)

Due in one year or less	$1,774
Due in one year through five years	4,311
Due in five years through ten years	1,727
Due in more than ten years	62

$7,874

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2015:

	Less than 12 months			12 months or longer				Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
(Dollars in thousands)
U.S. Government agency securities	1	$9,993	$7	12	$54,743	$933	13	$64,736	$940
Municipal obligations	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-	-	-	-

Total temporarily impaired securities	1	$9,993	$7	12	$54,743	$933	13	$64,736	$940

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

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

7.     Income Taxes

The Corporation uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. The Corporation accounts for income taxes in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans and fair value adjustments arising from the First Franklin Corporation acquisition. The Corporation has approximately $610,000 of net operating losses to carryforward for the next 18 years. These losses are subject to the Internal Revenue Code Section 382 limitations which allow approximately $1.1 million of the losses on an annual basis to offset current year taxable income.

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

The Corporation is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for the years before 2012.

The Corporation will recognize, if applicable, interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

7.     Income Taxes (continued)

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the nine months ended September 30, 2015 and 2014:

	For the nine months
	ended September 30,
	2015	2014
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$442	$1,089
Increase (decrease) in taxes resulting primarily from:
Stock compensation	102	17
Nontaxable interest income	(16)	(29)
Cash surrender value of life insurance	(114)	(119)
Other	7	1

Federal income taxes per financial statements	$421	$959

Effective tax rate	32.4%	30.0%

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at September 30, 2015:

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

For the nine months ended September 30, 2015 and 2014

8.     Fair Value of Financial Instruments (continued)

Federal Home Loan Bank stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

Deposits: The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at September 30, 2015. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit: For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At September 30, 2015, the fair value of the derivative loan commitments was not material.

9.     Disclosures about Fair Value of Assets and Liabilities

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	value	value	value	value
		(In thousands)
Financial assets
Cash and cash equivalents	$52,973	$52,973	$42,439	$42,439
Investment securities	96,568	96,568	126,999	126,999
Mortgage-backed securities	7,925	7,925	9,400	9,400
Loans receivable – net and loans held for sale	365,095	381,556	337,095	358,500
Accrued interest receivable	1,456	1,456	1,801	1,801
Federal Home Loan Bank stock	8,651	8,651	8,651	8,651

	$532,668	$549,129	$526,385	$547,790

Financial liabilities
Deposits	$459,856	$459,401	$451,784	$451,165
Advances from the Federal Home Loan Bank	12,849	12,425	14,851	15,726
Advances by borrowers for taxes and insurance	1,734	1,734	2,651	2,651
Accrued interest payable	52	52	58	58

	$474,491	$473,612	$469,344	$469,600

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

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

		Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Securities available for sale at September 30, 2015:
U.S. Government agency securities	$94,816	-	$94,816	-
Municipal obligations	1,752	-	1,752	-
Mortgage-backed securities	7,925	-	7,925	-

Securities available for sale at December 31, 2014:
U.S. Government agency securities	$125,223	-	$125,223	-
Municipal obligations	1,776	-	1,776	-
Mortgage-backed securities	9,400	-	9,400	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

9.     Disclosures about Fair Value of Assets and Liabilities (continued)

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a nonrecurring basis:

		Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

September 30, 2015:
Real estate acquired through foreclosure	$1,432	-	$1,432	-
Loans held for sale	2,821	-	2,821	-
Impaired loans	14,973	-	14,973	-

December 31, 2014:
Real estate acquired through foreclosure	$1,815	-	$1,815	-
Loans held for sale	1,332	-	1,332	-
Impaired loans	15,382	-	15,382	-

The following table presents fair value measurements for the Company’s financial instruments which are not recognized at fair value in the accompanying statements of financial position on a recurring or nonrecurring basis.

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)

	(In thousands)
September 30, 2015:
Financial assets:
Cash and cash equivalents	$52,973	$52,973	$-	$-
Loans receivable - net	381,556	-	381,556	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,456	-	1,456	-
Financial liabilities:
Deposits	459,401	-	459,401	-
Advances from the Federal Home Loan Bank	12,425	-	12,425	-
Advances by borrowers for taxes and insurance	1,734	-	1,734	-
Accrued interest payable	52	-	52	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
December 31, 2014:
Financial assets:
Cash and cash equivalents	$42,439	$42,439	$-	$-
Loans receivable - net	358,500	-	358,500	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,801	-	1,801	-
Financial liabilities:
Deposits	451,165	-	451,165	-
Advances from the Federal Home Loan Bank	15,726	-	15,726	-
Advances by borrowers for taxes and insurance	2,651	-	2,651	-
Accrued interest payable	58	-	58	-

10.   Intangible Assets

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin Corporation and Franklin Savings and Loan in March 2011 totaling $11.6 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Corporation did not recognize any impairment during the nine months ended September 30, 2015. The carrying amount of the goodwill at September 30, 2015 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the quarter ended September 30, 2015, no such adjustments were recorded. The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at September 30, 2015 was $1.3 million with $996,000 in accumulated amortization as of that date.

As of September 30, 2015, the current year and estimated future amortization expense for the core deposit intangible was:

(In thousands)

2015	$27
2016	110
2017	110
2018	55

Total	$302

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

11.     Effects of Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public companies should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 31, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

12.     Financing Receivables

The recorded investment in loans was as follows as of September 30, 2015:

	One-to four- family Residential	Multi-family Residential	Construction		Commercial	Consumer	Total
	(In thousands)

Purchased loans	$54,328	$3,155	$-		$21,263	$129	$78,875
Fair value discount - Credit impaired purchased loans	(922)	(3)	-		(292)	-	(1,217)
Fair value discount – Non-impaired purchased loans	(176)	(20)	-		(76)	(9)	(281)
Purchased loans book value(3)	53,230	3,132	-		20,895	120	77,377
Originated loans(1)	170,593	28,881	23,112	(2)	79,811	2,867	305,264

Ending balance	$223,823	$32,013	$23,112		$100,706	$2,987	$382,641

(1)        Includes loans held for sale

(2)        Before consideration of undisbursed loans-in-process

(3)        Loans purchased in acquisition of First Franklin

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of September 30, 2015.

	Non-impaired Purchased Loans	Credit Impaired Purchased Loans
	(In thousands)

One-to four-family residential	$49,521	$3,709
Multi-family residential	2,776	356
Construction	-	-
Commercial	15,569	5,326
Consumer	119	1

Total	$67,985	$9,392

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

12.     Financing receivables (continued)

Activity during 2015 for the accretable discount related to acquired credit impaired loans is as follows:

(In thousands)
Accretable discount at December 31, 2014:	$6,205
Less transferred to other real estate owned	-
Less accretion	(668)
Accretable discount at September 30, 2015:	$5,537

The recorded investment in loans was as follows as of September 30, 2015. Subsequent to acquisition, we regularly evaluate our estimates of cash flows expected to be collected on purchased impaired loans. If we have probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices and changes in prepayment assumptions), we charge the provision for credit losses, resulting in an increase to the allowance for loan losses. If we have probable and significant increases in cash flows expected to be collected, we first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loan, or pool of loans. Estimates of cash flows are impacted by changes in interest rate indices for variable rate loans and prepayment assumptions, both of which are treated as prospective yield adjustments included in interest income. Cheviot Financial’s allowance at September 30, 2015 does not include any credit quality discount related to loans acquired from First Franklin, other than $559,000 for certain one-to four-family residential and nonresidential and commercial real estate loans. Due to uncertainties in the evaluation of allowance for loan loss, it is at least reasonably possible that management’s estimate of the outcome will change within the next year.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

12. Financing receivables (continued)

The following summarizes activity in the allowance for credit losses:

			September 30, 2015
	One-to four-
	family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$1,813	$209	$7	$199	$8	$2,236
Provision	108	213	10	748	4	1,083
Charge-offs	(272)	(79)	-	(80)	-	(431)
Recoveries	97	-	-	6	1	104

Ending balance	$1,746	$343	$17	$873	$13	$2,992

Originated loans:
Individually evaluated for impairment	$179	$-	$-	$7	$-	$186

Purchased loans:
Individually evaluated for impairment	$81	$-	$-	$87	$-	$168

Originated loans:
Collectively evaluated for impairment	$1,170	$343	$17	$704	$13	$2,247

Purchased loans:
Loans acquired with deteriorated credit quality	$316	$-	$-	$75	$-	$391

Loans receivable:

Ending balance	$223,823	$32,013	$23,112	$100,706	$2,987	$382,641

Ending balance:
Individually evaluated for impairment	$4,394	$302	$-	$885	$-	$5,581

Ending balance:
Collectively evaluated for impairment	$215,720	$31,355	$23,112	$94,495	$2,986	$367,668

Ending balance:
Loans acquired with deteriorated credit quality	$3,709	$356	$-	$5,326	$1	$9,392

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

12. Financing receivables (continued)

			December 31, 2014
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

 Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

12. Financing receivables (continued)

The Corporation assigns credit risk grades to evaluated loans using grading standards employed by regulatory agencies. Loans judged to carry lower-risk attributes are assigned a “pass” grade, indicating a minimal likelihood of loss. Loans judged to carry a higher-risk attributes are referred to as “classified loans” and are further disaggregated, with increasing expectations for loss recognition, as “special mention”, “substandard”, “doubtful”, and “loss”. The Loan Classification of Assets committee assigns the credit risk grades to loans and reports to the board on a monthly basis with the “classified asset” report.

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at September 30, 2015
	One-to four- family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$167,737	$28,688	$23,112	$78,815	$2,867	$301,219
Special mention	-	-	-	-	-	-
Substandard	2,856	193	-	996	-	4,045
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$170,593	$28,881	$23,112	$79,811	$2,867	$305,264

	Originated Loans at December 31, 2014
	One-to four- family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$165,711	$17,090	$8,327	$56,191	$802	$248,121
Special mention	-	-	-	-	-	-
Substandard	2,407	95	-	1,022	-	3,524
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$168,118	$17,185	$8,327	$57,213	$802	$251,645

	Purchased Loans at September 30, 2015
	One-to four- family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$50,439	$3,023	$-	$17,542	$120	$71,124
Special mention	-	-	-	-	-	-
Substandard	2,791	109	-	3,353	-	6,253
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$53,230	$3,132	$-	$20,895	$120	$77,377

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

12. Financing receivables (continued)

Purchased Loans at December 31, 2014

	One-to four- family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$60,918	$3,316	$-	$20,441	$18	$84,693
Special mention	-	-	-	-	-	-
Substandard	2,590	-	-	3,703	101	6,394
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$63,508	$3,316	$-	$24,144	$119	$91,087

The following tables summarize loans by delinquency, nonaccrual status and impaired loans:

Age Analysis of Past Due Originated Loans Receivable
As of September 30, 2015

	>30-89 Days Past Due	90 Days or more	Total Past Due	Current & Accruing	Nonaccrual	Total Loan Receivables	Recorded Investment 90 Days and Accruing
	(In thousands)

Real Estate:
1-4 family
Residential	$215	$1,123	$1,338	$168,186	$2,192	$170,593	$-
Multi-family	-	193	193	28,688	193	28,881	-
Construction	-	-	-	23,112	-	23,112	-
Commercial	-	161	161	79,650	161	79,811	-
Consumer	-	-	-	2,867	-	2,867	-

Total	$215	$1,477	$1,692	$302,503	$2,546	$305,264	$-

Age Analysis of Past Due Originated Loans Receivable
As of December 31, 2014

	>30-89 Days Past Due	90 Days or more	Total Past Due	Current & Accruing	Nonaccrual	Total Loan Receivables	Recorded Investment 90 Days and Accruing
	(In thousands)

Real Estate:
1-4 family
Residential	$999	$1,317	$2,316	$165,088	$2,031	$168,118	$-
Multi-family	-	95	95	17,090	95	17,185	-
Construction	-	-	-	8,327	-	8,327	-
Commercial	-	143	143	57,051	162	57,213
Consumer	-	-	-	802	-	802	-
Total	$999	$1,555	$2,554	$248,358	$2,288	$251,645	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

12. Financing receivables (continued)

Age Analysis of Past Due Purchased Loans Receivable

As of September 30, 2015

	>30-89 Days Past Due	90 Days or More	Total Past Due	Current & Accruing	Nonaccrual	Total Loan Receivables	Recorded Investment 90 Days and Accruing
	(In thousands)

Real Estate:
1-4 family
Residential	$2,857	1,920	$4,777	$47,985	$2,388	$53,230	$-
Multi-family	-	-	-	3,023	109	3,132	-
Construction	-	-	-	-	-	-	-
Commercial	156	133	289	19,885	854	20,895	-
Consumer	-	-	-	120	-	120	-

Total	$3,013	$2,053	$5,066	$71,013	$3,351	$77,377	$-

Age Analysis of Past Due Purchased Loans Receivable
As of December 31, 2014

	30-89 Days Past Due	90 Days or More	Total Past Due	Current & Accruing	Nonaccrual	Total Loan Receivables	Recorded Investment 90 Days and Accruing
	(In thousands)

Real Estate:
1-4 family
Residential	$1,846	$1,737	$3,583	$59,518	$2,144	$63,508	$-
Multi-family	-	-	-	3,316	-	3,316	-
Construction	-	-	-	-	-	-	-
Commercial	187	619	806	23,302	655	24,144	-
Consumer	-	-	-	119	-	119	-
Total	$2,033	$2,356	$4,389	$86,255	$2,799	$91,087	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

12. Financing receivables (continued)

		Impaired Loans
		As of September 30, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate:
1-4 family
Residential	$3,675	$3,675	$-	$3,826	$46
Multi-family	356	356	-	358	-
Construction	-	-	-	-	-
Commercial	5,326	5,326	-	5,827	31
Consumer	1	1	-	1	-
Total	$9,358	$9,358	$-	$10,012	$77
Purchased loans with a credit quality discount and an allowance recorded:
Real Estate:
1-4 family
Residential	$34	$34	$12	$43	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$34	$34	$12	$43	$-
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family	$1,713	$1,713	$-	$1,397	$-
Residential
Multi-family	109	109	-	54	-
Construction	-	-	-	-	-
Commercial	433	433	-	544	-
Consumer	-	-	-	-	-
Total	$2,255	$2,255	$-	$1,995	$-
Purchased loans with an allowance recorded:
Real Estate:
1-4 family	$488	$488	$69	$564	$-
Residential
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	291	291	87	145	-
Consumer	-	-	-	-	-
Total	$779	$779	$156	$709	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

12. Financing receivables (continued)

	Impaired Loans
		As of September 30, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Originated loans with no related allowance recorded
Real Estate:
1-4 family	$1,640	$1,640	$-	$1,502	$-
Residential
Multi-family
Residential	193	193	-	144	-
Construction	-	-	-	-	-
Commercial	114	114	-	115	-
Consumer	-	-	-	-	-
Total	$1,947	$1,947	$-	$1,761	$-
Originated loans with an allowance recorded:
Real Estate:
1-4 family	$553	$553	$179	$610	$-
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	47	47	7	47	-
Consumer	-	-	-	-	-
Total	$600	$600	$186	$657	$-
Total:
Real Estate:
1-4 family	$8,103	$8,103	$260	$7,942	$46
Residential
Multi-family
Residential	658	658	-	556	-
Construction	-	-	-	-	-
Commercial	6,211	6,211	94	6,678	31
Consumer	1	1	-	1	-
Total	$14,973	$14,973	$354	$15,177	$77

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

12. Financing receivables (continued)

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

For the nine months ended September 30, 2015 and 2014

12. Financing receivables (continued)

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

12. Financing receivables (continued)

Modifications As of September 30, 2015

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	5	$367	$367
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

Modifications For the nine months ended September 30, 2015

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:
1-4 Family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine months ended September 30, 2015 and 2014

12. Financing receivables (continued)

	Modifications As of December 31, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Real Estate:
1-4 family Residential	8	$2,529	$2,529
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	1	100	100
Consumer	-	-	-

	Number of Contracts	Recorded Investment
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

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

 AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies (continued)

We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our estimated fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other-than-temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

Discussion of Financial Condition Changes at September 30, 2015 and December 31, 2014

At September 30, 2015, total assets were $576.6 million, compared with $571.2 million at December 31, 2014. Total assets increased $5.3 million, or 0.9%, primarily due to an increase in loans receivable, including loans held for sale, of $28.0 million and an increase in cash and cash equivalents of $10.5 million, which were partially offset by a decrease in investment securities of $30.4 million. The increase in loans receivable resulted from loan originations of $124.4 million, which was partially offset by loan sales of $36.2 million and principal repayments of $59.8 million.

Cash, federal funds and interest-earning deposits increased $10.5 million, or 24.8% to $53.0 million at September 30, 2015. The increase in cash and cash equivalents at September 30, 2015 was due to a $12.4 million increase in cash and due from banks and an increase of $13.1 million in interest-earning deposits, which was partially offset by a decrease in federal funds sold of $14.9 million.

The decrease in investment securities was a result of investment securities called at par of $62.0 million, which was partially offset by purchases of $30.0 million in securities designated as available for sale. At September 30, 2015, all investment securities were classified as available for sale. During this period of prolonged low interest rates the Bank is investing in shorter-term and more liquid investments in order to be prepared for investment opportunities when interest rates begin to increase.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

 AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at September 30, 2015 and December 31, 2014 (continued)

Mortgage-backed securities decreased $1.5 million, or 15.7%, to $7.9 million at September 30, 2015, from $9.4 million at December 31, 2014. The decrease in mortgage-backed securities was due primarily to $1.5 million in principal repayments. At September 30, 2015, all mortgage-backed securities were classified as available for sale.

Loans receivable, including loans held for sale, increased $28.0 million, or 8.3%, to $365.1 million at September 30, 2015, from $337.1 million at December 31, 2014. The increase in loans receivable resulted from loan originations of $124.4 million, which was partially offset by the sale of loans in the secondary market of $36.2 million and principal repayments of $59.8 million.

The allowance for loan losses totaled $3.0 million and $2.2 million at September 30, 2015 and December 31, 2014, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $1.1 million provision for losses on loans during the nine months ended September 30, 2015 reflected these factors. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2015.

Originated non-performing and impaired loans totaled $2.5 million and $2.3 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, originated non-performing and impaired loans were comprised of 28 loans secured by one- to four-family residential real estate totaling $2.2 million, one multi-family loan totaling $193,000 and three commercial and non-residential loans totaling $161,000. At September 30, 2015 and December 31, 2014 real estate acquired through foreclosure was $1.4 million and $1.8 million, respectively. The allowance for loan losses represented 95.4% and 71.0% of Cheviot Financial’s originated non-performing and impaired loans at September 30, 2015 and December 31, 2014, respectively. Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits totaled $459.9 million at September 30, 2015, an increase of $8.1 million, or 1.8% from $451.8 million at December 31, 2014. Advances from the Federal Home Loan Bank of Cincinnati decreased by $2.0 million, or 13.5%, to $12.8 million at September 30, 2015, from $14.9 million at December 31, 2014. The decrease is a result of new advances of $12.0 million, which were partially offset by $13.9 million in repayments during the nine months ended September 30, 2015.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at September 30, 2015 and December 31, 2014 (continued)

Shareholders’ equity at September 30, 2015 was $96.9 million, an increase of $708,000, or 0.7%, from December 31, 2014. The increase resulted primarily from a decrease in the unrealized loss on securities designated as available for sale of $1.1 million, net earnings of $879,000 and common stock issued for stock options exercised of $535,000, which was partially offset by dividend payments on common stock of $2.0 million. At September 30, 2015, tangible book value per share was $12.68 as compared to $12.72 at December 31, 2014.

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that summarize all deposit activity and loan commitments. A significant portion of our deposit base is comprised of time deposits. At September 30, 2015, $103.7 million of time deposits are due to mature within one year. The daily deposit activity report allows us to price our time deposits competitively. Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained. At September 30, 2015, we had loan commitments of $18.7 million. Our loan commitments are funded or expire within 45 days from the date of the commitment.

Cheviot Financial Corp. is a separate legal entity from Cheviot Savings Bank and must provide for its own liquidity to pay dividends and for other corporate purposes. Cheviot Financial Corp.’s primary source of liquidity is dividend payments from Cheviot Savings Bank. The ability of Cheviot Savings Bank to pay dividends is subject to regulatory requirements. At September 30, 2015, Cheviot Financial Corp. (on an unconsolidated basis) had liquid assets of $5.8 million.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $2.0 million during the nine months ended September 30, 2015. At September 30, 2015, we had the ability to increase such borrowings by approximately $142.1 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments. The Corporation’s other liabilities were primarily limited to $459,000 of lease obligations.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2015 and 2014

General

Net earnings for the nine months ended September 30, 2015 totaled $879,000, a $1.4 million decrease from the $2.2 million in net earnings reported for the nine months ended September 30, 2014. The decrease in net earnings reflects an increase of $743,000 in general, administrative and other expense, a decrease in other income of $688,000, an increase in the provision for losses on loans of $273,000, and a decrease of $198,000 in net interest income, which were partially offset by a decrease in the provision for federal income taxes of $538,000. The reduction in net earnings for the nine months ended September 30, 2015 was due primarily to the $765,000 payment we made to our former President and Chief Executive Officer as part of a previously announced settlement agreement executed in connection with his retirement.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2015 and 2014 (continued)

Net Interest Income

Total interest income decreased $300,000, or 2.2%, to $13.6 million for the nine months ended September 30, 2015, from the comparable period in 2014. Interest income on loans increased $98,000, or 0.9%, to $11.2 million during the 2015 period from $11.1 million for the 2014 period. This increase was due primarily to a $16.5 million increase in the average balance of loans outstanding, which was partially offset by a 17 basis point decrease in the average yield to 4.29% from 4.46% in the 2014 period.

Interest income on mortgage-backed securities decreased $84,000, or 42.2%, to $115,000 for the nine months ended September 30, 2015, from $199,000 for the 2014 period, due primarily to a decrease of $5.7 million in the average balance of securities outstanding and by an eight basis point decrease in yield period over period. Interest income on investment securities decreased $332,000, or 14.3%, to $2.0 million for the nine months ended September 30, 2015, compared to $2.3 million for the same period in 2014, due primarily to a decrease of $21.3 million, or 14.4%, in the average balance of investment securities outstanding. The average yield on investment securities was 2.10% for both the nine month periods ended September 30, 2015 and 2014. Interest income on other interest-earning deposits increased $18,000, or 6.7%, to $285,000 for the nine months ended September 30, 2015, as compared to the same period in 2014.

Interest expense decreased $102,000, or 3.8%, to $2.6 million for the nine months ended September 30, 2015, from $2.7 million for the same period in 2014. Interest expense on deposits decreased by $16,000, or 0.7%, to $2.3 million, due primarily to an $8.5 million decrease in the average balance outstanding. The average cost of deposits was 0.66% for both of the nine month periods ended September 30, 2015 and 2014. Interest expense on borrowings decreased by $86,000, or 20.8%, due primarily to a 91 basis point decrease in the average cost of borrowings, which was partially offset by a $1.8 million, or 10.7%, increase in the average balance outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $198,000, or 1.8%, to $11.0 million for the nine months ended September 30, 2015. The average interest rate spread decreased two basis points to 2.87% for the nine months ended September 30, 2015 from 2.89% for the nine months ended September 30, 2014. The net interest margin decreased to 2.91% for the nine months ended September 30, 2015 from 2.93% for the nine months ended September 30, 2014.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions (particularly as such conditions relate to the Savings Bank’s market area) and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $1.1 million provision for losses on loans for the nine months ended September 30, 2015 and $810,000 for the nine months ended September 30, 2014. Non-performing originated loans were 0.9% of net originated loans at both September 30, 2015 and December 31, 2014, respectively. The 2015 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on the Corporation’s historical loss experience and other external factors. These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2015 and 2014 (continued)

Other Income

Other income decreased $688,000, or 23.7%, to $2.2 million for the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to the absence of the gain on sale of investment securities designated as available for sale during the 2015 period compared to gains of $795,000 during the 2014 period, a decrease in the gain on the sale of real estate acquired through foreclosure of $131,000, and a decrease of $62,000 in service fee income, which was partially offset by an increase in the gain on sale of loans of $312,000.

General, Administrative and Other Expense

General, administrative and other expense increased $743,000, or 7.4%, to $10.8 million for the nine months ended September 30, 2015, from $10.1 million for the comparable period in 2014. The increase is a result of an increase of $1.1 million in employee compensation and benefits and an increase of $132,000 in property, payroll and other taxes, which were partially offset by a decrease of $419,000 in real estate owned impairment expense and decrease of $112,000 in occupancy and equipment expense.

As previously announced, on February 3, 2015 we entered into a severance agreement (the “Agreement”) with our former President and Chief Executive Officer in connection with his retirement, in exchange for which we paid the former President and Chief Executive officer a total of approximately $765,000 upon his retirement. The execution of the Agreement and resulting payments caused the majority of the increase in employee compensation and benefits and related property, payroll and other taxes for the nine months ended September 30, 2015.

Federal Income Taxes

The provision for federal income taxes decreased $538,000, or 56.1%, for the nine months ended September 30, 2015. Cheviot Financial has approximately $610,000 in remaining operating loss carryforwards to offset future taxable income for 18 years. These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 32.4% and 30.0%, respectively.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2015 and 2014

General

Net earnings for the three months ended September 30, 2015 totaled $330,000, a $572,000 decrease from the $902,000 earnings reported in the September 2014 period. The decrease in net earnings reflects an increase of $405,000 in the provision for losses on loans, an increase of $225,000 in general, administrative and other expense, a decrease in other income of $173,000 and a decrease in net interest income of $44,000, which were partially offset by a decrease of $275,000 in the provision for federal income taxes.

Total interest income decreased $73,000, or 1.6%, to $4.5 million for the three months ended September 30, 2015, from the comparable quarter in 2014. Interest income on loans increased $128,000, or 3.5%, to $3.7 million during the 2015 quarter from $3.6 million for the 2014 quarter. This increase was due primarily to a $26.5 million, or 8.1%, increase in the average balance of loans outstanding, which was partially offset by an 18 basis point decrease in the average yield on loans to 4.22% for the 2015 quarter from 4.40% for the three months ended September 30, 2014.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2015 and 2014 (continued)

Net Interest Income

Interest income on mortgage-backed securities decreased $52,000, or 59.8%, to $35,000 for the three months ended September 30, 2015, from $87,000 for the comparable 2014 quarter, due primarily to a $10.8 million, or 56.7% decrease in the average balance of securities outstanding and by a 13 basis point decrease in the average yield. Interest income on investment securities decreased $160,000, or 20.6%, to $618,000 for the three months ended September 30, 2015, compared to $778,000 for the same quarter in 2014, due primarily to a decrease of $31.5 million in the average balance of investment securities outstanding, which was partially offset by a four basis point increase in the average yield to 2.20% in the 2015 quarter. Interest income on other interest-earning deposits increased $11,000, or 12.4% to $100,000 for the three months ended September 30, 2015.

Interest expense decreased $29,000, or 3.3% to $839,000 for the three months ended September 30, 2015, from $868,000 for the same quarter in 2014. Interest expense on deposits decreased by $9,000, or 1.2%, to $732,000, from $741,000, due primarily to a decrease of $2.4 million, or 0.5% in the average balance of deposits outstanding. The average cost on deposits was 0.64% during both three month periods ended September 30, 2015 and 2014. Interest expense on borrowings decreased by $20,000, or 15.7%, due primarily to a 143 basis point decrease in the average cost of borrowings, which was partially offset by an $8.4 million increase in the average balance outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $44,000, or 1.2%, to $3.7 million for the three months ended September 30, 2015, as compared to the same quarter in 2014. The average interest rate spread increased to 2.90% for the three months ended September 30, 2015 from 2.88% for the three months ended September 30, 2014. The net interest margin was 2.92% for both of the three months ended September 30, 2015 and 2014, respectively.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions (particularly as such conditions relate to the Savings Bank’s market area) and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $660,000 provision for losses on loans for the three months ended September 30, 2015 and $255,000 for the three months ended September 30, 2014. Non-performing originated loans were 0.9% of net originated loans at both September 30, 2015 and December 31, 2014, respectively. The 2015 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on our historical loss experience and other external factors. These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income

Other income decreased $173,000, or 18.7%, to $750,000 for the three months ended September 30, 2015, compared to the same quarter in 2014, due primarily to the absence of the gain on sale of investment securities designated as available for sale during the 2015 quarter compared to gains of $74,000 during the 2014 quarter, a decrease in the gain on sale of real estate acquired through foreclosure of $98,000, which was partially offset by an increase in the gain on sale of loans of $13,000.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2015 and 2014 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased $225,000, or 7.3%, to $3.3 million for the three months ended September 30, 2015. This increase is a result of an increase of $105,000 in employee compensation and benefits expense, an increase of $57,000 in property, payroll and other taxes and an increase of $61,000 in data processing expense.

Federal Income Taxes

The provision for federal income taxes decreased $275,000, or 67.2%, for the three months ended September 30, 2015. Cheviot Financial has approximately $610,000 in remaining operating loss carryforwards to offset future taxable income for 18 years. These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. The effective tax rate for the three months ended September 30, 2015 and 2014 was 28.9% and 31.2%, respectively.

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

There were no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2015, or in other factors that has materially affected, or could reasonably be likely to materially affect, these controls subsequent to the date of their evaluation by the Corporation’s Chief Executive Officer and Chief Financial Officer.

Cheviot Financial Corp.

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

The Corporation was a smaller reporting company and, therefore, was not required to provide Risk Factor disclosures in its most recent annual report of Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2013, the Corporation amended the authorization of a stock repurchase plan. Under this program the Corporation is authorized to repurchase 341,845 shares constituting 5% of the outstanding shares of common stock. As of September 30, 2015, the Corporation had repurchased 127,000 shares at an average price of $11.37.

During the three months ended September 30, 2015, there were no stock repurchases in accordance with the stock repurchase plan.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cheviot Financial Corp.

PART II (Continued)

101	The following financial statements of the Corporation at September 30, 2015 and December 31, 3014, and for the three and nine months ended September 30, 2015 and 2014 formatted in XBRL: Consolidated Statements of Financial Condition; Consolidated Statements of Earnings; Consolidated Statements of Comprehensive Income; Consolidated Statements of Cash Flows; and Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Cheviot Financial Corp.

Date:	November 9, 2015	By:	/s/ Mark T. Reitzes
Mark T. Reitzes
President and Chief Executive Officer

Date:	November 9, 2015	By:	/s/ Scott T. Smith
Scott T. Smith
Chief Financial Officer

