Form 10-K
period 2015-12-31
Cheviot Financial Corp.
filed 2016-03-11
CIK 1528843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as of June 30, 2015 was $89.3 million.

As of March 11, 2016, there were issued and outstanding 6,802,944 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	our ability to complete our proposed Merger with MainSource Financial Group, Inc.;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	general economic conditions, either nationally or in our market areas, which are worse than expected;

•	adverse changes in the securities markets and changes in the financial condition, results of operations or future prospects of issuers of securities that we own;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board; and

•	changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results anticipated by these forward-looking statements. In addition, see Item 1A. Risk Factors.

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

The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. Cheviot Financial Corp.’s executive offices are located at 3723 Glenmore Avenue, Cheviot, Ohio 45211, and its telephone number at this address is (513) 661-0457. At December 31, 2015, we had consolidated assets of $572.0 million, deposits of $454.9 million and shareholders’ equity of $96.5 million. References to Cheviot Financial Corp. or the Company refer to the predecessor corporation where appropriate.

Cheviot Savings Bank

Cheviot Savings Bank (the “Bank”) was established in 1911 as an Ohio-chartered savings and loan association. Our business activity is the origination of one- to four-family real estate loans, construction, multi-family, commercial real estate and consumer loans. We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities. At December 31, 2015, the Bank’s Tier 1 leverage, Common Equity Tier 1 Risk-Based Capital, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios were 13.9%, 21.6%, 21.6% and 22.5%, respectively, which levels were well in excess of regulatory requirements.

Available Information

The Company’s website (www.cheviotsavings.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any. Information on our website shall not be considered a part of this report. Copies may also be obtained, without charge, by written request to Kimberly A. Siener, Investor Relations, Cheviot Financial Corp., 3723 Glenmore Avenue, Cheviot, Ohio 45211.

Merger

On November 23, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MainSource Financial Group, Inc., an Indiana corporation (“MainSource”), pursuant to which the Company will merge with and into MainSource, whereupon the separate corporate existence of the Company will cease and MainSource will survive (the “Merger”).  It is anticipated that immediately after the Merger, the Bank will merge with and into MainSource Bank, an Indiana chartered commercial bank and wholly-owned subsidiary of MainSource, with MainSource Bank as the surviving bank.

Subject to the approval of the Company’s shareholders of the Merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the Merger in the second quarter of 2016. At the effective time of the Merger, the Company’s shareholders will have the right to elect to receive either 0.6916 shares of MainSource common stock or $15.00 in cash for each share of Company common stock owned, subject to proration provisions specified in the Merger Agreement that provide for a targeted aggregate split of total consideration of 50% common stock and 50% cash.

Market Area

We conduct our operations from our executive office in Cheviot, Ohio and 11 full-service branches, all of which are located in Hamilton County, Ohio. Cheviot, Ohio is located in Hamilton County and is 10 miles west of downtown Cincinnati. We operate throughout Cincinnati and its surrounding areas. Hamilton County, Ohio represents our primary geographic market area for loans and deposits with our remaining business operations conducted in the larger Cincinnati metropolitan area, which includes Warren, Butler and Clermont Counties. We also conduct a moderate level of business in the southeastern Indiana region, primarily in Dearborn, Ripley, Franklin and Ohio Counties. We also originate loans in the northern Kentucky region secured by properties in Campbell, Kenton and Boone Counties. The local economy is diversified with services, wholesale/retail trade, and finance, insurance, and real estate employment remaining the most prominent employment sectors in Hamilton County. Furthermore, major industries within the Cincinnati metropolitan area include advanced energy, advanced manufacturing, biohealth, consumer products and brand development, food processing and agriculture, and finance, insurance, and information technology. Hamilton County is primarily a developed and urban county. The employment base is diversified and there is no dependence on one area of the economy for continued employment. Major employers in the market include Kroger Co., University of Cincinnati, Cincinnati Children’s Hospital Medical Center, Proctor & Gamble Co, GE Aviation, and city and county governments. Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment.

According to SNL Financial, the southeastern Indiana region counties have experienced a declining population from 2010 to 2015 while the other counties and the City of Cincinnati in which we conduct business had population growth. The limited increase in population in the City of Cincinnati results from the counties in southwest Ohio and northern Kentucky being more successful in attracting new and existing businesses to locate within their areas through economic incentives, including less expensive real estate options for office facilities. Individuals are moving to these other areas to be closer to their place of employment, for newer, less expensive housing and more suburban neighborhoods.

From 2010 to 2015, the population increases in the remainder of our market area ranged from a low of 0.52% in Hamilton County, Ohio to a high of 6.54% in Boone County, Kentucky. Ohio’s population increased by 0.44% during this period and the United States’ population as a whole increased by 3.47%. Over the next six years, population in Hamilton County is projected to continue to increase, reflecting similar state and nationwide trends.

Per capita income for Hamilton County as of 2015 ($29,412) was above comparable measures for both the United States and Ohio ($28,840 and $27,018, respectively), and median household income for Hamilton County as of 2015 ($47,544) was slightly lower than the measure for Ohio ($48,687), although the state and county medians both fell slightly below the comparable measure for the United States ($53,706). Overall, we believe the aforementioned information indicates the relatively stable and diversified economy in the regional market served by Cheviot Savings Bank. Property values and building development are climbing back to levels seen before the recession in much of Ohio, and in particular, within our market area, as the overall economy has improved.

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

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money centers and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our position as a community bank. As of June 30, 2015, the Bank ranked twelfth in Hamilton county with a deposit market share of 0.60%.

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within our primary market area. We sell a portion of our fixed-rate loans into the secondary market. We also originate commercial real estate loans, including multi-family residential real estate loans, construction loans, business lines of credit and consumer loans. Our net loan portfolio increased to $376.2 million at December 31, 2015 from $337.1 million at December 31, 2014.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$219,113	55.76%	$231,626	67.58%	$236,236	69.23%
Multi-family residential	32,634	8.31	20,501	5.98	22,805	6.68
Construction	23,781	6.05	8,327	2.43	7,141	2.09
Commercial (2)	74,397	18.93	44,996	13.13	47,450	13.91
Other real estate	4,235	1.08	4,569	1.33	4,726	1.39
Commercial business	35,882	9.13	31,792	9.28	20,579	6.03
Consumer (3)	2,894	0.74	921	0.27	2,278	0.67

Total loans	392,936	100.00%	342,732	100.00%	341,215	100.00%

Less:
Undisbursed portion of loans in process	14,229		4,300		3,157
Deferred loan origination fees	(1,001)		(899)		(476)
Allowance for loan losses	3,537		2,236		1,697

Total loans, net	$376,171		$337,095		$336,837

	At December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$249,202	72.62%	$290,808	75.14%
Multi-family residential	23,866	6.96	26,210	6.77
Construction	1,243	0.36	4,390	1.13
Commercial (2)	42,148	12.28	42,491	10.98
Other real estate	5,134	1.50	5,311	1.37
Commercial business	19,884	5.79	15,592	4.03
Consumer (3)	1,691	0.49	2,210	0.58

Total loans	343,168	100.00%	387,012	100.00%

Less:
Undisbursed portion of loans in process	933		1,478
Deferred loan origination fees	(339)		(209)
Allowance for loan losses	2,160		1,447

Total loans, net	$340,414		$384,296

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes land loans.
(3)	For all dates, includes loans secured by deposit accounts.

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2015, regarding the amount of loans maturing in our portfolio. Demand loans and loans with no stated maturity are reported as due within one year.

	At December 31, 2015
	Within One Year	One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$8,423	$17,873	$19,339	$55,566	$102,141	$15,771	$219,113
Multi-family residential	2,567	5,509	6,048	17,841	669	—	32,634
Construction	1,726	3,705	4,067	11,997	2,286	—	23,781
Commercial	11,772	25,216	27,626	9,783	—	—	74,397
Other real estate	323	710	802	2,400	—	—	4,235
Commercial business	3,175	6,812	7,480	18,415	—	—	35,882
Consumer	265	575	642	1,412	—	—	2,894
Total loans	$28,251	$60,400	$66,004	$117,414	$105,096	$15,771	$392,936

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2015, the dollar amount of all fixed-rate and adjustable-rate loans and home equity lines of credit due after December 31, 2016.

	At December 31, 2015 and Due After December 31, 2016
	Fixed	Floating or Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$117,986	$92,704	$210,690
Multi-family residential	16,838	13,229	30,067
Construction	12,351	9,704	22,055
Commercial	35,070	27,555	62,625
Other real estate	2,191	1,721	3,912
Commercial business	18,316	14,391	32,707
Consumer	1,472	1,157	2,629
Total loans	$204,224	$160,461	$364,685

Residential Mortgage Loans. Cheviot Savings Bank originates mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2015, one- to four-family residential mortgage loans totaled $219.1 million, or 55.8% of our total loan portfolio. At December 31, 2015, our one- to four-family residential loan portfolio consisted of 44% adjustable-rate loans and 56% of fixed-rate loans. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

Our residential mortgage loans generally have terms from 10 to 30 years and amortize on a monthly basis with principal and interest due each month. As of December 31, 2015, we offered the following residential mortgage loan products:

•	Fixed-rate loans of various terms;

•	Adjustable-rate loans;

•	Home equity lines of credit;

•	Loans tailored for first time home buyers;

•	Construction/permanent loans;

•	Short-term (bridge) loans; and

•	No cost loans.

Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers refinance or prepay loans at their option without penalty. Our residential mortgage loans customarily contain “due on sale” clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership in the mortgage property.

We currently sell a portion of our conforming fixed-rate loans in the secondary market and hold the remaining fixed-rate loans and adjustable-rate loans in our portfolio. During the years ended December 31, 2015 and 2014, we sold $47.6 million and $24.4 million, respectively, in loans, the majority of which was sold servicing retained. As interest rates that are used to price mortgages rose during the latter half of 2014, the demand for loans decreased significantly. As a result, our loans originated for sale as well as held in portfolio decreased. In order to address these changes in our market place, we reduced the number of employees committed to our mortgage operation business. We lend up to a maximum loan-to-value ratio of 97% on mortgage loans secured by owner-occupied properties, with the condition that private mortgage insurance is required on first mortgage loans with a loan-to-value ratio in excess of 85%. The first time home buyer program allows up to 97% financing and requires private mortgage insurance. During the years ended December 31, 2015 and 2014, we originated $3.6 million and $3.0 million, respectively, in loans under this program. We have an additional loan program in which we lend up to a maximum loan-to-value ratio of 95% on loans secured by owner-occupied properties with no private mortgage insurance. As of December 31, 2015, these loans were performing in accordance with the original terms. To a lesser extent, we originate non-conforming loans that are tailored to the needs of the local community.

Our adjustable-rate mortgage loans are originated with a maximum term of 30 years. Adjustable-rate loans include loans that provide for an interest rate based on the interest paid on U.S. Treasury Securities of corresponding terms, plus a margin. Our adjustable-rate mortgages include limits on the increase or decrease in the interest rate. The interest rate may increase or decrease by a maximum of 2.0% per adjustment with a ceiling rate over the life of the loan, which generally is 5.0%. For all adjustable-rate loans, except for 7/1 adjustable rate mortgage loans, borrowers are qualified at the initial rate and at 2.0% over the initial rate. We do not originate subprime, Alt-A or option ARM residential mortgage loans.

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

During the year ended December 31, 2015, we had new loan originations, including gross lines of credit and construction loans of $195.5 million, $90.1 million of which were adjustable-rate loans and $105.4 million were fixed-rate loans.

Included in residential mortgage loans at December 31, 2015 were $20.1 million of home equity lines of credit and $3.2 million of home equity loans. Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residential properties. We are attempting to increase our originations of home equity lines of credit. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 90% including senior liens on the subject property and with a maximum loan to appraised value of ratio 85% when the senior lien is held elsewhere. We currently offer these loans for terms of up to 20 years, and with adjustable rates that are tied to the prime rate.

Commercial and Other Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of land and/or developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic and projected cash flow, current and projected occupancy, location, physical condition and credit worthiness of the borrower. At December 31, 2015, our commercial real estate portfolio totaled $78.6 million, or 20.0%, of total loans. A majority of our commercial real estate loans are secured by properties in Hamilton County. Our commercial real estate portfolio is diverse as to borrower and property type.

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

Commercial real estate loans generally have a higher rate of interest and shorter term than residential mortgage loans because of increased risks associated with commercial real estate lending. We offer commercial real estate loans at adjustable rates and fixed rates with a term generally not exceeding 25 years.

Multi-Family Loans. At December 31, 2015, $32.6 million, or 8.3%, of our total loan portfolio consisted of loans secured by multi-family real estate. We originate fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 25 years. We generally lend up to 80% of the property’s appraised value. Appraised values are determined by an outside independent appraiser that we designate. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

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

At December 31, 2015, gross construction loans represented $23.8 million, or 6.1%, of Cheviot Savings Bank’s total loans. At December 31, 2015, the unadvanced portion of these construction loans totaled $14.2 million.

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

Consumer Loans. During 2010, we began offering automobile loans to our customers. In addition, on a limited basis, we make loans secured by deposit accounts up to 90% of the amount of the depositor’s collected deposit account balance. At December 31, 2015, consumer loans totaled $2.9 million, or 0.7%, of total loans.

Commercial Business Loans. We originate commercial business lines of credit and loans, which are secured by non-real estate business assets such as equipment, receivables and inventories. We focus on the origination of commercial business loans in amounts between $50,000 and $750,000. At December 31, 2015, commercial business loans totaled $35.9 million, or 9.1%, or total loans.

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

Our loan approval process is intended to provide direction to management on all phases of real estate lending activity since such real estate mortgage lending is the single most important revenue producing investment of Cheviot Savings Bank. Therefore, we believe that the underwriting of mortgage loans should be consistent with safe and sound practices to ensure the financial viability of Cheviot Savings Bank. The loan underwriting policy is also established to provide appropriate limits and standards for all extensions of credit in real estate or for the purpose of financing the construction of a building or other improvement. Individual officer loan approval authorities are up to $1.0 million in the aggregate for one- to four-family residential real estate loans and $250,000 in the aggregate for secured consumer loans. Generally, all multi-family residential and commercial real estate loans and commercial business loans up to $2.0 million require approval by at least two members of our commercial loan committee (our three senior lending officers, including our President and Chief Executive Officer) or at least two members of our executive committee (our President and Chief Executive Officer and two outside directors). Other types of loans that exceed individual approval authorities can be approved in amounts up to $2.0 million in the aggregate by at least two members of our executive committee. The loan committee reviews all loan applications submitted to Cheviot Savings Bank and lists such applications on a review sheet that is submitted to the board of directors. All loans approved by the loan committee or the executive committee are reviewed by the full board of directors, and the board of directors must approve all other loans other than those specifically set forth above.

Loans to One Borrower. State savings and loan institutions are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Our loans to one borrower limit under this regulation at December 31, 2015 was $13.3 million. Our policy generally provides that loans to one borrower (or related borrowers) should not exceed $8.0 million (excluding the borrower’s principal residence). However, the board of directors may approve loans in greater amounts and may amend this limitation annually based on the asset growth and capital position of Cheviot Savings Bank.

At December 31, 2015, the largest aggregate credit exposure to one borrower consisted of one loan totaling $5.7 million. This loan is secured by multi-family real estate and was performing in accordance with contractual terms. There were 50 additional credit relationships, including committed amounts, in excess of $1.0 million at December 31, 2015. At December 31, 2015, all loans extended under these credit relationships were performing, except one loan totaling $1.5 million.

Asset Quality

General. One of our key operating objectives has been, and continues to be, to maintain a high asset quality. Our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures have resulted in our historical ratios of non-performing loans to total loans being lower than those of our peers. Our originated impaired and non-performing loans totaled $2.4 million, or 0.8% of net originated loans at December 31, 2015, and $2.3 million, or 0.9% of net originated loans at December 31, 2014. We have addressed the consequences of the national and local economy by adhering to our conservative underwriting standards and limiting our exposure on one- to four-family residential investment properties.

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

Marketing real estate owned generally involves listing the property for sale. Cheviot Savings Bank maintains the real estate acquired through foreclosure in good condition to enhance its marketability. As of December 31, 2015, we held 12 properties classified as real estate owned totaling $1.6 million and at December 31, 2014, we held 13 properties classified as real estate owned totaling $1.8 million. At December 31, 2015, our two largest real estate properties acquired through foreclosure were a residential home and land lots totaling in the aggregate $1.2 million. These properties are insured by Cheviot Savings Bank. Cheviot Savings Bank takes actions to ensure that a property does not deteriorate due to neglect while held as real estate owned. New appraisals are ordered at the time Cheviot Savings Bank takes ownership of the property. Updated appraisals may be ordered at future dates depending on the availability of automated estimated value reports, the stability of then-existing market conditions, the continued maintenance of the property and the existence of zoning or environmental changes. We work with preapproved real estate agents to sell the property.

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

The following table sets forth certain information regarding delinquencies in our loan portfolio.

	30 to 59 Days Delinquent		60 to 89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
	(Dollars in thousands)

At December 31, 2015:
Real Estate Loans:
One- to four-family residential (1)	$2,265	0.60%	$3,090	0.82%	$2,598	0.69%
Multi-family residential	—	—	—	—	193	0.05
Construction	—	—	—	—	—	—
Commercial (2)	143	0.04	266	0.07	349	0.09
Other real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer (3)	—	—	—	—	5	—
Total delinquent loans	$2,408	0.64%	$3,356	0.89%	$3,145	0.83%

At December 31, 2014:
Real Estate Loans:
One- to four-family residential (1)	$1,170	0.35%	$1,675	0.50%	$3,054	0.91%
Multi-family residential	—	—	—	—	95	0.03
Construction	—	—	—	—	—	—
Commercial (2)	187	0.06	—	—	762	0.23
Other real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$1,357	0.41%	$1,675	0.50%	$3,911	1.17%

At December 31, 2013:
Real Estate Loans:
One- to four-family residential (1)	$3,101	0.92%	$1,035	0.31%	$5,494	1.63%
Multi-family residential	55	0.02	—	—	95	0.03
Construction	—	—	—	—	—	—
Commercial (2)	—	—	23	0.01	1,355	0.40
Other real estate	314	0.09	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer (3)	10	0.00	—	—	18	0.01
Total delinquent loans	$3,480	1.03%	$1,058	0.32%	$6,962	2.07%

At December 31, 2012:
Real Estate Loans:
One- to four-family residential (1)	$2,617	0.76%	$1,390	0.41%	$8,448	2.46%
Multi-family residential	—	—	—	—	94	0.03
Construction	—	—	—	—	—	—
Commercial (2)	—	—	—	—	443	0.13
Other real estate	693	0.20	547	0.16	477	0.14
Commercial business	—	—	—	—	1,219	0.36
Consumer (3)	—	—	—	—	7	—
Total delinquent loans	$3,310	0.96%	$1,937	0.57%	$10,688	3.12%

At December 31, 2011:
Real Estate Loans:
One- to four-family residential (1)	$3,240	0.84%	$3,281	0.85%	$10,150	2.64%
Multi-family residential	—	—	—	—	396	0.10
Construction	—	—	—	—	—	—
Commercial (2)	—	—	—	—	477	0.13
Other real estate	—	—	129	0.03	471	0.12
Commercial business	641	0.17	67	0.02	615	0.16
Consumer (3)	—	—	—	—	10	—
Total delinquent loans	$3,881	1.01%	$3,477	0.90%	$12,119	3.15%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	For all dates, includes loans secured by deposit accounts.

Total delinquencies at December 31, 2015 and 2014 totaled approximately $8.9 million and $6.9 million. Loans delinquent 90 days or more decreased from $3.9 million to $3.1 million as the Bank focused on collection procedures and resolving loans through the foreclosure process.

The following table sets forth information regarding impaired and non-performing loans and assets. Originated loans and assets consisted of loans and assets of Cheviot Savings Bank, excluding the loans and assets acquired from The Franklin Savings and Loan Company, while purchased loans consisted of loans and assets acquired from The Franklin Savings and Loan Company on March 16, 2011 that remained with us.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual and impaired real estate originated loans:
One- to four-family residential (1)	$2,148	$2,031	$2,207	$5,002	$5,311
Multi-family residential	193	95	95	94	96
Construction	—	—	—	—	—
Commercial (2)	62	162	679	620	—
Other real estate	—	—	—	—	338
Commercial business	—	—	—	—	—
Consumer (3)	5	—	—	—	—
Total non-accruing originated loans	2,408	2,288	2,981	5,716	5,745
Accruing originated loans delinquent 90 days or more	—	—	—	—	—
Total non-performing originated loans	2,408	2,288	2,981	5,716	5,745
Real estate acquired through foreclosure	1,404	1,592	2,077	2,749	2,435
Total non-performing originated assets	$3,812	$3,880	$5,058	$8,465	$8,180

Non-performing originated assets to total assets	0.67%	0.68%	0.86%	1.34%	1.33%
Non-performing originated loans to net originated loans	0.80%	0.93%	1.34%	2.83%	2.71%

Non-accrual and impaired real estate purchased loans:
One- to four-family residential (1)	$2,714	$2,144	$3,287	$3,446	$4,839
Multi-family residential	109	—	—	—	300
Construction	—	—	—	—	—
Commercial (2)	2,235	655	676	1,519	813
Other real estate	—	—	—	—	97
Commercial business	—	—	—	—	315
Consumer (3)	—	—	18	7	10
Total non-accruing purchased loans	5,058	2,799	3,981	4,972	6,374
Accruing purchased loans delinquent 90 days or more	—	—	—	—	—
Total non-performing purchased loans	5,058	2,799	3,981	4,972	6,374
Real estate acquired through foreclosure	229	223	1,207	1,231	1,360
Total non-performing purchased assets	$5,287	$3,022	$5,188	$6,203	$7,734

Non-performing purchased assets to total assets	0.92%	0.53%	0.96%	0.98%	1.25%
Non-performing purchased loans to net purchased loans	6.85%	3.09%	3.49%	3.59%	3.71%

Non-accrual real estate loans:
One- to four-family residential (1)	$4,862	$4,175	$5,494	$8,448	$10,150
Multi-family residential	302	95	95	94	396
Construction	—	—	—	—	—
Commercial (2)	2,297	817	1,355	2,139	813
Other real estate	—	—	—	—	435
Commercial business	—	—	—	—	315
Consumer (3)	5	—	18	7	10
Total non-accruing loans (4)	7,466	5,087	6,962	10,688	12,119
Accruing loans delinquent 90 days or more	—	—	—	—	—
Total non-performing loans	7,466	5,087	6,962	10,688	12,119
Real estate acquired through foreclosure	1,633	1,815	3,284	3,980	3,795
Total non-performing assets	$9,099	$6,902	$10,246	$14,668	$15,914

Non-performing assets to total assets	1.59%	1.21%	1.75%	2.32%	2.58%
Non-performing loans to net loans	1.98%	1.51%	2.07%	3.14%	3.15%

(footnotes on following page)

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	For all dates, includes loans secured by deposit accounts.
(4)	For the year ended December 31, 2015, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $279,000. $158,000 in interest income was recorded on such loans during the year ended December 31, 2015.

Non-performing and impaired originated loans totaled $2.4 million and $2.3 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, total non-performing and impaired loans including loans purchased totaled $7.5 million and $5.1 million.

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

As of the year ended December 31, 2015, Cheviot Savings Bank had total troubled debt restructurings of $6.8 million. There were 40 one- to four-family residential loans totaling $4.1 million and three commercial loans totaling $2.7 million in troubled debt restructurings during the year. During the year ended December 31, 2015, there were six troubled debt loans totaling $2.4 million that subsequently defaulted. As of the year ended December 31, 2014, Cheviot Savings Bank had total troubled debt restructurings of $2.6 million. There were eight one- to four-family residential loans totaling $2.5 million and one commercial loan totaling $100,000 in troubled debt restructurings during the year. During the year ended December 31, 2014, there were six troubled debt commercial loans totaling $823,000 that subsequently defaulted. During the year ended December 31, 2013, there was one troubled debt commercial loan totaling $754,000 that subsequently defaulted. During the year ended December 31, 2013, Cheviot Savings Bank had total troubled debt restructurings of $2.2 million. There were four one- to four-family residential loans totaling $316,000 and four commercial loans totaling $1.9 million in troubled debt restructurings during the year. During the year ended December 31, 2012, Cheviot Savings Bank had total troubled debt restructurings of $6.0 million. There were 16 one- to four-family residential loans totaling $1.5 million and one commercial loan totaling $754,000 in troubled debt restructurings during the year. During the year ended December 31, 2011, Cheviot Savings Bank had a total of five one- to four-family residential troubled debt restructurings of $800,000. During the year ended December 31, 2011, there was one troubled debt restructuring that subsequently defaulted totaling $268,000. These loans were modified due to short term concessions with no impairment as Cheviot Savings Bank expects to recognize the full amount of the commitment. Cheviot Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.

For the year ended December 31, 2015, gross interest income which would have been recorded had the troubled debt restructurings been current in accordance with their original terms amounted to $300,000. $251,000 in interest income was recorded on such loans during the year ended December 31, 2015.

In addition to troubled debt restructurings, we modify loans to reduce interest rates in the event of reductions in market rates. Except for these interest rate reductions, we do not otherwise modify loans unless such loans are to be classified as troubled debt restructurings.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Cheviot Savings Bank will establish a charge-off of the loan pursuant to Accounting Standards Codification Topic 310, “Receivables”. The following table sets forth information regarding classified assets as of December 31, 2015, 2014 and 2013.

	At December 31,
	2015	2014	2013
	(In thousands)
Classification of Assets:
Substandard	$11,250	$9,918	$10,036
Doubtful	—	—	—
Loss	—	—	—
Total Classified Assets	$11,250	$9,918	$10,036
Special Mention	$—	$—	$—

At December 31, 2015, substandard assets were $11.3 million. The assets consisted of 69 one- to four-family residential loans with an aggregate principal balance of $5.5 million, 22 commercial real estate loans with an aggregate principal balance of $5.5 million and two multi-family residential totaling approximately $302,000 and one consumer loans totaling approximately $5,000.

General loss allowances established to cover inherent, but unconfirmed losses in the portfolio may be included in determining an institution’s regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

Allowance for Loan Losses. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. We evaluate our allowance for loan losses quarterly. We have made changes to the external factors in the calculation during the year as we believe there have been improvements in the local economy, reduction in our overall delinquencies and an improvement in property values. We will continue to monitor all items involved in the allowance calculation closely.

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

At December 31, 2015 and 2014, our allowance for loan losses was $3.5 million and $2.2 million, respectively. Our ratio of the allowance for loan losses as a percentage of net loans receivable was 0.94% and 0.66% at December 31, 2015 and 2014, respectively.

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

The following table sets forth the analysis of the activity in the allowance for loan losses for the years indicated:

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Balance at beginning of period	$2,236	$1,697	$2,160	$1,447	$1,242

Charge- offs:
One- to four-family residential (1)	(340)	(520)	(1,928)	(537)	(482)
Multi-family residential	(79)	—	—	—	—
Construction	—	—	—	—	(21)
Commercial (2)	(119)	(39)	(8)	(31)	—
Other real estate		—	—	—	—
Commercial business		—	—	—	—
Consumer (3)	(1)	(3)	(1)	—	(5)
Total charge-offs	(539)	(562)	(1,937)	(568)	(508)

Recoveries:
One- to four-family residential (1)	168	34	31	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial (2)	9	43	—	—	—
Other real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer (3)	—	—	—	1	13
Total recoveries	177	77	31	1	13

Net charge-offs	(362)	(485)	(1,906)	(567)	(495)

Provision for losses on loans	1,663	1,024	1,443	1,280	700

Balance at end of period	$3,537	$2,236	$1,697	$2,160	$1,447

Total loans receivable, net (1)	$376,171	$337,095	$336,837	$340,414	$384,296

Average loans receivable outstanding (1)	$353,487	$331,944	$335,615	$359,940	$367,063

Allowance for loan losses as a percent of originated net loans receivable	0.99%	0.66%	0.58%	0.81%	0.68%

Net loans charged off as a percent of average loans outstanding	0.10%	0.15%	0.57%	0.16%	0.13%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	For all dates, includes loans secured by deposit accounts.

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

	At December 31
	2015			2014
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$1,748	219,113	55.76%	$1,813	$231,626	67.58%
Multi-family residential	439	32,634	8.31	209	20,501	5.98
Construction	25	23,781	6.05	7	8,327	2.43
Commercial (2)	854	74,397	18.93	109	44,996	13.13
Other real estate	48	4,235	1.08	12	4,569	1.33
Commercial business	412	35,882	9.13	78	31,792	9.28
Consumer (3)	11	2,894	0.74	8	921	0.27

Total	$3,537	$392,936	100.00%	$2,236	$342,732	100.00%

	At December 31,
	2013			2012
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$1,352	$236,236	69.23%	$1,823	$249,202	72.62%
Multi-family residential	194	22,805	6.68	172	23,866	6.96
Construction	9	7,141	2.09	1	1,243	0.36
Commercial (2)	85	47,450	13.91	96	42,148	12.28
Other real estate	9	4,726	1.39	12	5,134	1.50
Commercial business	37	20,579	6.03	45	19,884	5.79
Consumer (3)	11	2,278	0.67	11	1,691	0.49

Total	$1,697	$341,215	100.00%	$2,160	$343,168	100.00%

	At December 31, 2011
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate - mortgage
One- to four-family residential (1)	$978	$290,808	75.14%
Multi-family residential	162	26,210	6.77
Construction	13	4,390	1.13
Commercial (2)	191	42,491	10.98
Other real estate	24	5,311	1.37
Commercial business	70	15,592	4.03
Consumer (3)	9	2,210	0.58
Total	$1,242	$387,012	100.00%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	For all dates, includes loans secured by deposit accounts.

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

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments - Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if we have the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders’ equity, respectively. During 2015, we purchased $30.0 million of investment securities that were classified as available for sale. During 2014, we purchased $25.1 million of investment and mortgage-backed securities that were classified as available for sale. Realized gains or losses on sales of securities are recognized using the specific identification method.

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

Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities with short term maturities, and U.S. Government and agency obligations and municipal obligations with maturities in excess of 10 years. We monitor our investment portfolio for losses that may be considered other than temporary. At December 31, 2015 and December 31, 2014, all unrealized losses on securities were viewed by management to be temporary. At December 31, 2015, the amortized cost of our investment and mortgage-backed securities portfolio was $99.4 million, while the estimated fair value was $98.7 million. At December 31, 2014, the amortized cost of our investment and mortgage-backed securities portfolio was $138.7 million, while the estimated fair value was $136.4 million. While the temporary changes in principal value did not impact our net income, such changes will affect our stated book value and tangible book on a given date.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment securities held to maturity:
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Total investment securities held to maturity	—	—	—	—	—	—

Mortgage-backed securities held to maturity:
Freddie Mac	—	—	—	—	253	261
Fannie Mae	—	—	—	—	212	218
Ginnie Mae	—	—	—	—	2,651	2,751
Total mortgage-backed securities held to maturity	—	—	—	—	3,116	3,230

Total investments and mortgage-backed securities held to maturity	—	—	—	—	3,116	3,230

Investment securities available for sale:
U.S. Government and agency securities	90,674	89,905	127,607	125,223	160,063	148,349
Municipal obligations	1,256	1,315	1,691	1,776	3,035	3,015
Corporate securities	—	—	—	—	1,920	2,578
Total investment securities available for sale	91,930	91,220	129,298	126,999	165,018	153,942

Mortgage-backed securities available for sale:
Freddie Mac	7,502	7,503	9,443	9,400	677	710
Fannie Mae	—	—	—	—	5,940	5,944
Ginnie Mae	—	—	—	—	2,622	2,707
Total mortgage-backed securities available for sale	7,502	7,503	9,443	9,400	9,239	9,361

Total investment and mortgage-backed securities available for sale	99,432	98,723	138,741	136,399	174,257	163,303

Total investment and mortgage-backed securities	$99,432	$98,723	$138,741	$136,399	$177,373	$166,533

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2015. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2015
	One Year or Less		More Than One Year through Five Years		More Than Five Years through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. Government and agency obligations	$25,702	1.73%	$44,987	1.77%	$19,985	2.35%	$—	—%	$90,674	$89,905	1.89%
Municipal obligations	47	6.63	689	4.07	520	4.00	—	—	1,256	1,315	4.13
Total investment securities available for sale	25,749	1.74	45,676	1.80	20,505	2.39	—	—	91,930	91,220	1.92
Mortgage-backed securities available for sale:
Freddie Mac	7,502	1.78	—	—	—	—	—	—	7,502	7,503	1.78
Fannie Mae	—	—	—	—	—	—	—	—	—	—	—
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—
Total mortgage backed securities available for sale	7,502	1.78	—	—	—	—	—	—	7,502	7,503	1.78
Total investment and mortgage-backed securities	$33,251	1.75%	$45,676	1.80%	$20,505	2.39%	$—	—%	$99,432	$98,723	1.91%

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

Savings, NOW and money market rates are generally determined monthly by our President and Chief Executive Officer. Certificate of deposit rates are generally determined weekly by our President and Chief Executive Officer. When we determine our deposit rates, we consider liquidity needs, local competition, Federal Home Loan Bank advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 56.2%, 53.7% and 51.8% of total deposits at December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, 2014 and 2013, certificates of deposit with remaining terms to maturity of less than one year amounted to $108.1 million, $114.6 million and $109.5 million, respectively.

The following tables set forth the types of deposit accounts offered by us at the dates indicated.

	At December 31, 2015			At December 31, 2014
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW accounts	$101,375	22.29%	0.08%	$87,783	19.43%	0.09%
Passbook accounts	41,115	9.04	0.08	35,841	7.93	0.06
Money market demand deposits	113,277	24.90	0.20	118,747	26.29	0.20
Total demand, transaction and passbook deposits	255,767	56.23	0.13	242,371	53.65	0.14

Certificates of deposit
Due within one year	108,081	23.76	0.83	114,608	25.37	1.14
Over one year through three years	45,691	10.04	1.18	67,156	14.86	1.56
Over three years	45,346	9.97	1.89	27,649	6.12	1.58
Total certificates of deposit	199,118	43.77	1.23	209,413	46.35	1.33

Total	$454,885	100.00%	0.61%	$451,784	100.00%	0.69%

	At December 31, 2013
	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW accounts	$86,667	18.46%	0.09%
Passbook accounts	35,217	7.50	0.08
Money market demand deposits	121,268	25.84	0.20
Total demand, transaction and passbook deposits	243,152	51.80	0.14

Certificates of deposit
Due within one year	109,518	23.33	1.00
Over one year through three years	92,283	19.66	1.98
Over three years	24,434	5.21	1.43
Total certificates of deposit	226,235	48.20	1.45

Total	$469,387	100.00%	0.77%

As of December 31, 2015, the aggregate amount of outstanding certificates of deposit at Cheviot Savings Bank in amounts greater than or equal to $100,000 was approximately $69.5 million. The following table presents the maturity of these certificates of deposit at such date.

Maturity Period	At December 31, 2015
(In thousands)

Less than three months	$8,322
Three to six months	11,063
Seven months to one year	14,743
Over one year to three years	15,603
Over three years	19,780
Total	$69,511

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

	At or For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
FHLB Advances:
Maximum month end-end balance	$25,559	$19,002	$23,985
Balance at the end of period	$12,578	$14,851	$19,261
Average balance	$17,490	$16,739	$21,561
Weighted average interest rate at the end of period	3.80%	3.77%	3.69%
Weighted average interest rate during period	2.42%	3.19%	3.29%

Leases

The Corporation has lease obligations on three of its branch facilities.

(In thousands)

Less than one year	$97
More than one to three years	148
More than three to five years	119
More than five years	84
Total	$448

Employees

As of December 31, 2015, we had 89 full-time employees and 22 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Loans-to-One-Borrower

Pursuant to federal law, we generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2015, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

We are required by federal law to satisfy a qualified thrift lender (“QTL”) test under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2015, we maintained 65.66% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

Capital Requirements

Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Any institution that fails any of the regulatory capital requirements is subject to enforcement action by the FDIC. Such action may include a capital directive, a cease and desist order, civil money penalties, restrictions on an institution’s operations, termination of federal deposit insurance, and the appointment of a conservator or receiver. Such action, through enforcement proceedings or otherwise, may require a variety of corrective measures.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. We believe we were in compliance with such fully phased in requirements as if such requirements had been in effect as of December 31, 2015.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable FDIC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2015, we were in compliance with these regulations.

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

Other Regulations

Interest and other charges collected or contracted for by Cheviot Savings Bank are subject to state usury laws and federal laws concerning interest rates. Cheviot Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Cheviot Savings Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Historically, savings and loan holding companies have not been subject to regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies (of greater than $1 billion in consolidated assets) as of January 1, 2015. As is the case with the savings bank subsidiary, the capital conservation buffer will be phased in between 2016 and 2019.

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

MANAGEMENT

Executive Officers of Cheviot Financial Corp.

The following individuals hold the following executive officer positions with Cheviot Financial Corp.

Name	Age	Position

Mark T. Reitzes	55	President and Chief Executive Officer
Scott T. Smith	46	Senior Vice President - Chief Financial Officer

ITEM 1A.	RISK FACTORS

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in the Cincinnati, Ohio metropolitan area, which includes the Ohio Counties of Hamilton, Warren, Butler and Clermont. We also conduct a moderate level of business in the southeastern Indiana region, primarily in Dearborn, Ripley, Franklin and Ohio Counties, and we originate loans in the northern Kentucky region secured by properties in Campbell, Kenton and Boone Counties. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.

A deterioration in economic conditions could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates on more attractive terms than loans that we offer, which we expect to continue in the foreseeable future. Competition also makes it more difficult and costly to attract and retain qualified employees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest earning assets. For additional information see “Item 1. Business—Competition.”

Because we intend to increase our commercial real estate and commercial business loan originations, our credit risk will increase and downturns in the real estate market or local economy could adversely affect our earnings.

We intend to emphasize the origination of commercial real estate and commercial business loans as a strategic complement to our traditional emphasis on originating one- to four-family residential real estate loans. Commercial real estate and commercial business loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial loans also may involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. Further, unlike residential mortgage loans or multi-family and commercial real estate loans, commercial business loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value at default. As our commercial real estate and commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase. Furthermore, it may be difficult to assess the future performance of newly originated commercial loans, as such loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving our growth targets will require us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.

Future changes in interest rates may reduce our profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

the interest income we earn on our interest-earning assets, such as loans and securities; and

the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest we pay on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower interest rates.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, such changes can still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

For further discussion of how changes in interest rates could impact us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

A continuation of the historically low interest rate environment may adversely affect our net interest income and profitability.

In recent years the Federal Reserve Board’s policy has been to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market interest rates on the loans we have originated and the yields on securities we have purchased since 2008 have been lower than in prior years. Our ability to reduce our interest expense is limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease. A continuation of a low interest rate environment may adversely affect our net interest income, which in turn would likely have an adverse effect on our profitability.

The need to account for certain assets at estimated fair value, such as loans held for sale and investment securities, may adversely affect our financial condition and results of operations.

We report certain assets, such as loans held for sale and investment securities, at estimated fair value. The balance of loans held for sale was $1.9 million at December 31, 2015, while the balance of investment securities was $98.7 million at December 31, 2015. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value. Because we carry these assets on our financial records at their estimated fair value, we may incur losses even if the subject asset presents minimal credit risk. For the year ended December 31, 2015, investment securities resulted in reductions to other comprehensive income of $468,000, but we did not recognize a loss on investment securities or loans held for sale during those periods.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate and commercial business loans, as well as any future credit deterioration, could require us to increase our allowance for loan losses in the future. Our allowance for loan losses was 0.94% of net loans and 47.4% of non-performing loans at December 31, 2015. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Our emphasis on one- to four-family residential mortgage loans exposes us to increased credit risks.

At December 31, 2015, $219.3 million, or 55.8% of our total loan portfolio, was secured by one- to four-family real estate, which included $3.2 million of home equity loans and $20.1 million of home equity lines of credit.  Recent economic conditions have resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage loans and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral or if borrowers who sell their homes are unable to repay their loans in full from the sale proceeds.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Company and the Bank are subject to extensive regulation, supervision and examination by the Ohio Division of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors and borrowers of the Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and diverted management’s time from other business activities, which adversely affects our financial condition and results of operations.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

A final capital rule, effective for us on January 1, 2015, includes new minimum risk-based capital and leverage ratios and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank has elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

We have analyzed the effects of these new capital requirements, and we believe that we meet all of these new requirements, including the full 2.5% capital conservation buffer, as if it had been fully phased in.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, and may require raising additional capital in the future, and result in regulatory actions if we are unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding sources, change our business models or increase our holdings of liquid assets. The implementation of changes to asset risk weightings for risk-based capital calculations, changes to items included in or deducted from regulatory capital or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing our shares. Specifically, beginning in 2016, the Bank’s ability to pay dividends to the Company will be limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit the Company’s ability to pay dividends to stockholders. See “Item 1. Business—Supervision and Regulation—Capital Requirements.”

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

Our ability to originate and sell loans could be restricted by recently adopted federal regulations.

The Consumer Financial Protection Bureau has issued a rule intended to clarify how lenders can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage loan. Under the rule, loans that meet the “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative amortization; and

•	terms of longer than 30 years.

Also, to qualify as a “qualified mortgage,” a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify a borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.”  The regulatory agencies have issued a final rule to implement this requirement.  The final rule provides that the definition of “qualified residential mortgage” includes loans that meet the definition of qualified mortgage issued by the Consumer Financial Protection Bureau.

These final rules could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans, any of which could limit our growth or profitability.

Our success depends on hiring and retaining certain key personnel.

Our performance largely depends on the talents and efforts of highly skilled individuals. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation, as well as operational functions such as regulatory compliance and information technology. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could reduce our net income. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

We face significant operational risks because the financial services business involves a high volume of transactions.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.

Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of popular financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.

Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of information does occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource some of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failures, interruptions, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely, have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we, or other participants in the financial services industry, may not prevail in any proceedings or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies and questionable or fraudulent activities of our customers.  We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective.  Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our operating results.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this annual report as well as other periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of investment securities, our determination of our income tax provision and goodwill, and our evaluation of the adequacy of our allowance for loan losses.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition and results of operations.

Our accounting policies are essential to understanding our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially affect how we report our financial condition and results of operations. We could also be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements in material amounts.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on non-residential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our business through our main banking office located in Cheviot, Ohio, and 11 other full-service branch offices located in Hamilton County, Ohio. The aggregate net book value of our premises and equipment was $10.9 million at December 31, 2015. The following table sets forth certain information with respect to our offices at December 31, 2015, including lease expiration dates for leased properties.

Location	Leased or Owned	Year Opened/ Acquired	Net Book Value
			(In thousands)
Main Office
3723 Glenmore Avenue Cheviot, Ohio 45211	Owned	1912/2012	$4,557

Branches
5550 Cheviot Road Cincinnati, Ohio 45247	Owned	1982	229

6060 Bridgetown Road Cincinnati, Ohio 45248	Owned	1991	317

1194 Stone Road Harrison, Ohio 45030	Owned	1997	468

5791 Glenway Avenue	Owned – building
Cincinnati, Ohio 45238	Leased – land June 2022	2003	651

585 Anderson Ferry Road Cincinnati, Ohio 45238	Owned	2006	937

7072 Harrison Avenue Cincinnati, Ohio 45247	Owned	2006	1,270

2000 Madison Road
Cincinnati, Ohio 45208	Owned	1981	691

7615 Reading Road Cincinnati, Ohio 45237	Leased February 2018	1971	69

1100 West Kemper Road Cincinnati, Ohio 45240	Owned	2014	645

11186 Reading Road Cincinnati, Ohio 45241	Owned	1974	1,028

7944 Beechmont Avenue Cincinnati, Ohio 45255	Leased October 2017	2001	7
			$10,869

ITEM 3.	LEGAL PROCEEDINGS

On January 15, 2016, a putative shareholder class action lawsuit was filed by Raymond J. Neiheisel against the Company, the Company’s directors and MainSource in the Court of Common Pleas, Hamilton County, Ohio, Civil Division (the "Neiheisel Action"). In the Neiheisel Action, the plaintiff alleges that the directors of the Company breached their fiduciary duties of due care, independence, good faith and fair dealing to the shareholders of the Company, that the consideration to be received by the shareholders is inadequate and undervalues the Company, that the Merger Agreement includes improper deal-protection devices that purportedly lock up the Merger and may operate to prevent other bidders from making successful competing offers for the Company, that the deal protection devices unreasonably inhibit the ability of the directors of the Company to act with respect to investigating and pursuing superior proposals and alternatives and that the Merger Agreement involves conflicts of interests. The complaint further alleges that the Company and MainSource aided and abetted the alleged breaches of fiduciary duty by the directors of the Company. The complaint was amended on February 29, 2016 to also allege that the Registration Statement of which the proxy statement/prospectus is a part, provides materially misleading and incomplete information rendering the stockholders of the Company unable to make an informed decision with respect to the Merger. The amended complaint contains both direct class action claims as well as indirect shareholder derivative claims.

On February 16, 2016, a putative shareholder class action lawsuit was filed by Stephen Bushansky against the Company, the Company’s directors and MainSource in the Court of Common Pleas, Hamilton County, Ohio, Civil Division (the "Bushansky Action"). In the Bushansky Action, the plaintiff alleges that the directors of the Company breached their fiduciary duties of loyalty, good faith and due care to the shareholders of the Company, that the consideration to be received by the shareholders is unfair and inadequate, that the Merger Agreement includes improper deal-protection devices that purportedly lock up the Merger and may operate to prevent other bidders from providing the Company’s shareholders with a premium for their shares. The complaint further alleges that MainSource aided and abetted the alleged breaches of fiduciary duty by the directors of the Company. The plaintiff seeks an order that the matter may be maintained as a class action, preliminary and permanent injunctive relief, including enjoining or rescinding the Merger, and an award of unspecified damages, attorneys' fees and other relief.

The outcome of these actions and their impact on any party or the Merger cannot be predicted with certainty. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. Additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future. Cheviot, Cheviot's directors and MainSource believe that the claims asserted in these actions are without merit and intend to vigorously defend against these lawsuits. The complaint was amended on February 29, 2016 to also allege that the Registration Statement of which the proxy statement/prospectus is a part, provides materially misleading and incomplete information rendering the stockholders of the Company unable to make an informed decision with respect to the Merger. The amended complaint contains both direct class action claims as well as indirect shareholder derivative claims.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “CHEV”.

The following table sets forth the range of the high and low sales prices of the Company’s Common Stock for the prior eight calendar quarters, and is based upon information provided by Nasdaq, and dividend information for these periods.

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2015	$16.35	$12.66	$0.09
June 30, 2015	15.89	14.60	0.10
September 30, 2015	14.87	13.81	0.10
December 31, 2015	15.82	13.90	0.10

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2014	$10.65	$10.17	$0.09
June 30, 2014	12.46	10.26	0.09
September 30, 2014	12.85	12.33	0.09
December 31, 2014	14.21	12.33	0.09

As of December 31, 2015, the Company had 1,080 stockholders of record.

The Company is not permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established by the Company in connection with the mutual-to-conversion. In addition, the Company is be subject to state law limitations and federal bank regulatory policy on the payment of dividends. Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. Please see “Item 1. Business— Regulation—Capital Distributions” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

On October 15, 2013, the Corporation amended the authorization of a stock repurchase plan. Under this program the Corporation is authorized to repurchase 341,845 shares constituting 5% of the outstanding shares of common stock. As of December 31, 2015, the Corporation had repurchased 127,000 shares at an average price of $11.37. During the fourth quarter of 2015, the Company’s did not repurchase any common stock. The stock repurchase plan does not have an expiration date.

Set forth below is information as of December 31, 2015 regarding equity compensation plans. Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	544,168	$13.29	-

Performance Graph

The stock performance graph below compares the Company’s cumulative shareholder return on its common stock from December 31, 2010 to December 31, 2015 with the cumulative total return of the NASDAQ Composite and the SNL Thrift Nasdaq Index. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on an initial investment of $100.00.

		Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Cheviot Financial Corp.	100.00	88.40	98.21	112.44	159.83	176.95
Nasdaq Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Thrift Nasdaq	100.00	89.30	106.57	135.13	149.66	171.02

Source: SNL Financial LC, Charlottesville, VA

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and other data of Cheviot Financial Corp. at the dates and for the years presented.

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$572,000	$571,237	$587,110	$631,982	$616,304
Cash and cash equivalents	43,005	42,439	22,112	25,114	45,140
Investment securities available for sale	91,220	126,999	153,942	195,963	121,042
Mortgage-backed securities available for sale	7,503	9,400	9,361	6,029	7,459
Mortgage-backed securities held to maturity – at cost	-	-	3,116	3,581	4,167
Loans receivable, net (1)	376,171	337,095	336,837	340,414	384,296
Deposits	454,885	451,784	469,387	490,646	492,321
Advances from the Federal Home Loan Bank	12,578	14,851	19,261	24,314	31,327
Shareholders’ equity	96,469	96,182	90,927	107,900	72,910

	For the Year Ended
	December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Selected Operating Data:
Total interest income	$18,049	$18,434	$19,312	$21,689	$22,126
Total interest expense	3,411	3,520	4,331	5,601	5,981
Net interest income	14,638	14,914	14,981	16,088	16,145
Provision for losses on loans	1,663	1,024	1,443	1,280	700
Net interest income after provision for losses on loans	12,975	13,890	13,538	14,808	15,445
Total other income	2,967	3,863	2,701	4,326	3,000
Total general, administrative and other expense	14,588	13,330	14,386	14,561	13,926
Earnings before income taxes	1,354	4,423	1,853	4,573	4,519
Federal income taxes	434	1,344	421	1,218	1,153
Net earnings	$920	$3,079	$1,432	$3,355	$3,366

Earnings per share – basic and diluted (2)	$0.14	$0.47	$0.21	$0.45	$0.38

(1) Includes loans held for sale, net of allowance for loan losses and deferred loan costs.

(2) Earnings per share for the year 2011 – represent actual earnings per share based upon the average number of shares outstanding during the year, without regard to the exchange ratio that was utilized in our second step conversion.

	At or For the
	Year Ended
	December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:(1)
Performance Ratios:
Return on average assets	0.16%	0.53%	0.24%	0.53%	0.61%
Return on average equity	0.95	3.28	1.43	3.16	5.03
Average equity to average assets	16.82	16.23	16.47	16.70	12.14

Other Financial Ratios:
Net interest margin (2)	2.92	2.94	2.81	2.88	3.26
Average interest-earning assets to average interest-bearing liabilities	106.00	106.31	106.82	105.08	102.09
Total general, administrative and other expenses to average total assets	2.53	2.30	2.37	2.29	2.53
Efficiency ratio (3)	82.86	70.99	81.36	71.33	72.74
Dividend payout ratio – per share basis (4)	278.57	76.60	171.43	71.11	126.32
Dividend payout ratio- net income basis (4)	280.98	76.88	170.18	70.07	46.97
Equity to total assets at end of period	16.87	16.84	15.49	17.07	11.83
Interest rate spread (2)	2.88	2.89	2.75	2.81	3.21
Tangible common equity to tangible assets	15.30	15.25	13.90	15.60	10.18

Asset Quality Ratios:
Nonperforming loans as a percent of net loans (5)	1.98	1.51	2.20	3.14	3.15
Nonperforming assets as a percent of total assets (5)	1.59	1.21	1.82	2.32	2.58
Allowance for loan losses as a percent of net loans	0.94	0.66	0.50	0.63	0.38
Allowance for loan losses as a percent of nonperforming assets (5)	38.87	32.40	15.88	14.73	9.09
Allowance for loan losses as a percent of net originated loans (6)	0.99	0.66	0.58	0.81	0.68
Allowance for loan losses as a percent of net purchased loans (7)	0.83	0.77	0.53	0.54	-
Allowance for loan losses as a percent of originated non-performing assets (6)	78.73	41.88	25.38	19.41	17.69
Allowance for loan losses as a percent of purchased non-performing assets (7)	10.13	20.23	9.64	11.17	-
Net charge-offs to average loans	0.10	0.15	0.57	0.16	0.13

Regulatory Capital Ratios:
Common equity tier 1 risk-based capital	21.57	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	21.57	24.53	24.72	24.80	18.36
Tier 1 leverage	13.94	13.88	13.46	12.39	9.95
Total risk-based capital	22.54	25.23	25.26	25.50	18.80
Number of:
Banking offices	12	12	12	12	12

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the periods.
(2)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	Efficiency ratio represents the ratio of general, administrative and other expenses divided by the sum of net interest income and total other income.
(4)	Per share dividend payout ratio is calculated by dividing dividends declared per share by earnings per share. Net income dividend payout ratio is calculated as total dividends paid to minority shareholders by total net income.
(5)	Nonperforming loans consist of non-accrual loans and accruing loans greater than 90 days delinquent, while nonperforming assets consist of non-performing loans and real estate acquired through foreclosure. Includes non-performing assets acquired from First Franklin Corporation.
(6)	Ratios exclude the effects of loans and non-performing assets acquired from First Franklin Corporation, as such purchased loans and assets are recorded at fair value at the time of acquisition, and without the related allowance for loan losses as reflected on the target entity’s financial statements.
(7)	Net purchased loans and non-performing assets includes one-to-four family residential loans without a credit quality discount applied.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects Cheviot Financial’s financial statements and other relevant statistical data and is intended to enhance your understanding of our consolidated financial condition and results of operations. You should read the information in this section in conjunction with Cheviot Financial’s consolidated financial statements and the related notes included in this Annual Report. The preparation of financial statements involves the application of accounting policies relevant to the business of Cheviot Financial. Certain of Cheviot Financial’s accounting policies are important to the portrayal of Cheviot Financial’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers.

General

Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on our loans and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for losses on loans, loan sales and servicing activities, and service charges and fees collected on our loan and deposit accounts. Our general, administrative and other expense primarily consists of employee compensation and benefits, occupancy and equipment expense, property, payroll and other taxes, legal and professional expenses, other operating expenses, and federal income taxes. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the accounting method used for the allowance for loan losses to be a critical accounting policy.

The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical accounting policies for Cheviot Financial.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

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

We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

Cheviot Financial Corp.

Average Balances, Net Interest Income and Yields Earned and Rates PaiD

Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively.

The following tables set forth certain information for the years ended December 31, 2015, 2014, and 2013. For the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, is expressed both in dollars and rates. No tax equivalent adjustments were deemed necessary as the effect thereof would have been immaterial. Average balances are based on monthly averages. In the opinion of management, monthly averages do not differ materially from daily averages.

	For the Years Ended December 31,
	2015			2014			2013
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans receivable, net (1)	$353,487	$15,066	4.26%	$331,944	$14,720	4.43%	$335,615	$15,622	4.65%
Mortgage-backed securities	8,498	150	1.77	15,639	290	1.85	10,932	196	1.79
Investment securities	117,985	2,449	2.08	144,501	3,067	2.12	171,458	3,114	1.82
Interest-earning deposits and other (2)	21,112	384	1.82	15,219	357	2.35	15,060	380	2.52
Total interest-earning assets	501,082	18,049	3.60	507,303	18,434	3.63	533,065	19,312	3.62

Total non-interest-earning assets	76,339			71,035			72,995

Total assets	$577,421			$578,338			$606,060

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits	$455,233	$2,987	0.66%	$460,458	$2,986	0.65%	$477,476	$3,622	0.76%
FHLB advances	17,490	424	2.42	16,739	534	3.19	21,561	709	3.29
Total interest-bearing liabilities	472,723	3,411	0.72	477,197	3,520	0.74	499,037	4,331	0.87

Total non-interest-bearing liabilities	7,584			7,299			7,202

Total liabilities	480,307			484,496			506,239

Shareholders’ equity	97,114			93,842			99,821

Total liabilities and shareholders’ equity	$577,421			$578,338			$606,060

Net interest income		$14,638			$14,914			$14,981

Interest rate spread (3)			2.88%			2.89%			2.75%

Net interest margin (4)			2.92%			2.94%			2.81%

Average interest-earning assets to average interest-bearing liabilities			106.00%			106.31%			106.82%

(1)	Includes nonaccruing loans. Interest income on loans receivable, net includes amortized loan origination fees/costs.
(2)	Includes interest-earning demand deposits, other interest-earning deposits and FHLB stock.
(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase			Increase
	(decrease)			(decrease)
	due to			due to
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
	(In thousands)
Interest-earnings assets:
Loans receivable, net	$924	$(578)	$346	$(174)	$(728)	$(902)
Mortgage-backed securities	(127)	(13)	(140)	88	6	94
Investment securities	(559)	(59)	(618)	(520)	473	(47)
Interest-earning assets	117	(90)	27	3	(26)	(23)

Total interest-earning assets	355	(740)	(385)	(603)	(275)	(878)

Interest-bearing liabilities:
Deposits	1	-	1	(136)	(500)	(636)
FHLB advances	24	(134)	(110)	(153)	(22)	(175)

Total interest-bearing liabilities	25	(134)	(109)	(289)	(522)	(811)

Increase (decrease) in net interest income	$330	$(606)	$(276)	$(314)	$247	$(67)

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

At December 31, 2015, Cheviot Financial had total assets of $572.0 million, an increase of $763,000, or 0.1%, from $571.2 million at December 31, 2014. The increase in total assets is primarily the result of an increase of $39.1 million in loans receivable, including loans held for sale, which was partially offset by a decrease of $35.8 million in investment securities and a decrease of $1.9 million in mortgage-backed securities.

Cash, federal funds sold and interest-earning deposits in other financial institutions totaled $43.0 million at December 31, 2015, an increase of $566,000, or 1.3%, from $42.4 million at December 31, 2014. The increase in cash and cash equivalents at December 31, 2015 was due to a $9.7 million increase in interest-earning deposits and a $5.8 million increase in cash and due from banks, which were partially offset by a decrease of $14.9 million in federal funds sold.

Investment securities totaled $91.2 million at December 31, 2015, a decrease of $35.8 million, or 28.2%, from $127.0 million at December 31, 2014. During the year ended December 31, 2015, investment securities purchases consisted of $30.0 million of U.S. Government agency obligations, which was partially offset by $67.0 million of maturities of U.S. Government agency obligations and $435,000 of maturities of municipal obligations. At December 31, 2015, all of our investment securities were classified as available for sale. Consequently as interest rates move we may have fluctuations in principal value which, absent other than-temporary impairment, will be reflected in other comprehensive gain or loss in our financial statements. As of December 31, 2015, none of the investment securities were considered impaired.

Mortgage-backed securities totaled $7.5 million at December 31, 2015, a decrease of $1.9 million, or 20.2%, from $9.4 million at December 31, 2014. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments of $1.9 million. At December 31, 2015, all of our mortgage-backed securities were classified as available for sale. As of December 31, 2015, none of the mortgage-backed securities were considered impaired.

Loans receivable, including loans held for sale, totaled $376.2 million at December 31, 2015, an increase of $39.1 million, or 11.6%, from $337.1 million at December 31, 2014. The change in loans receivable reflects loan originations of $166.4 million, which was partially offset by loan sales totaling $47.6 million and loan principal repayments of $78.8 million. At December 31, 2015, the portfolio was comprised of 55.7% in fixed-rate mortgage loans and 44.3% in variable-rate mortgage loans.

At December 31, 2015, the allowance for loan losses totaled $3.5 million, or 0.94% of net loans, compared to $2.2 million, or 0.66% of net loans at December 31, 2014. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our three-year historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $1.7 million provision for losses on loans recorded during the year ended December 31, 2015 is a reflection of these factors, changes in the composition of the loan portfolio and the need to charge-off during 2015 approximately $539,000 in loans receivable during 2015. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. As stated previously, Cheviot Financial’s allowance at December 31, 2015 does not include any credit quality discount related to loans acquired from First Franklin, other than $535,000, net of charge-offs of $195,000, added during the year ended 2015 for certain one- to four-family residential and nonresidential and commercial real estate loans. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at December 31, 2015.

Originated nonperforming and impaired loans totaled $2.4 million and $2.3 million at December 31, 2015 and 2014. At December 31, 2015, originated nonperforming and impaired loans were comprised of 27 loans secured by one- to four-family residential real estate, two loans secured by nonresidential real estate, one loan secured by multi-family residential real estate and one consumer loan. At December 31, 2015 and 2014, real estate acquired through foreclosure totaled $1.6 million and $1.8 million, respectively. The Corporation has an allowance for loan losses intended to absorb losses inherent in our loan portfolio. The allowance for loan losses totaled 124.6% and 71.0% of originated nonperforming and impaired loans at December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, management determined an additional allowance of $18,000 should be recorded for certain one-to-four family and nonresidential and commercial real estate purchased loans. This allowance for loan losses represented 0.83% of purchased non-performing and impaired one-to-four family residential and nonresidential and commercial real estate loans. Based on individual analyses of these loans, management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances. However, there can be no assurance that additions to the allowance will not be necessary in future periods, which would in turn adversely affect our results of operations.

Deposits totaled $454.9 million at December 31, 2015, an increase of $3.1 million, or 0.7%, from $451.8 million at December 31, 2014. The increase in deposits consisted of an increase of $13.4 million in demand, transaction and passbook deposits, which was partially offset by a $10.3 million decrease in certificates of deposit.

Advances from the Federal Home Loan Bank of Cincinnati decreased by $2.3 million, or 15.3%, to a total of $12.6 million at December 31, 2015 from $14.9 million at December 31, 2014. The decrease is the result of the repayments of $14.2 million in advances, which was partially offset by new advances of $12.0 million.

Shareholders’ equity totaled $96.5 million at December 31, 2015, a $287,000, or 0.3%, increase from December 31, 2014. The increase primarily resulted from net earnings of $920,000 and a decrease of $1.1 million (net of tax) in the unrealized loss on securities designated as available for sale, which were partially offset by common stock issued for stock options exercised of $535,000 and dividends paid of $2.6 million. It is expected that as our securities portfolio matures, or individual securities are called, the value of individual securities will revert to its face value thereby reducing the level of unrealized loss on securities designated as available for sale. Cheviot Savings Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 2015, Cheviot Savings Bank’s regulatory capital substantially exceeded all minimum regulatory capital requirements.

Comparison of Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

General

Cheviot Financial’s net earnings totaled $920,000 for the year ended December 31, 2015, a decrease of $2.2 million, or 70.1%, compared to the net earnings recorded for the year ended December 31, 2014. The decrease in net earnings reflects an increase of $1.3 million in general, administrative and other expense, a decrease of $896,000 in other income, an increase of $639,000 in the provision for losses on loans and a decrease of $276,000 in net interest income, which were partially offset by a decrease of $910,000 in the provision for federal income taxes.

Interest Income

Total interest income for the year ended December 31, 2015, totaled $18.0 million, a decrease of $385,000, or 2.1%, compared to the year ended December 31, 2014. The decrease in interest income is a result of a $6.2 million decrease in the average balance of interest earning assets and by a three basis point decrease in the average yield on interest-earning assets to 3.60% from 3.63% during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Interest income on loans increased by $346,000, or 2.4%, for the year ended December 31, 2015. The increase in interest income on loans was due primarily to an increase of $21.5 million, or 6.5% in average loans outstanding, which was partially offset by a 17 basis point decrease in the average yield on loans to 4.26% for the 2015 period from 4.43% for the 2014 period.

Interest income on mortgage-backed securities decreased by $140,000, or 48.3%, during the year ended December 31, 2015, due primarily to a $7.1 million decrease in the average balance outstanding and a decrease in average yield of eight basis points from 2014. Interest income on investment securities decreased by $618,000, or 20.1%, during the year ended December 31, 2015, due to a decrease of $26.5 million, or 18.4%, in the average balance outstanding and a decrease in the average yield of four basis point from 2014. Interest income on other interest-earning deposits increased by $27,000, or 7.6%, during the year ended December 31, 2015. The increase was due to an increase of $5.9 million in the average balance outstanding, which was partially offset by a 53 basis point decrease in the average yield.

Interest Expense

Interest expense totaled $3.4 million for the year ended December 31, 2015, a decrease of $109,000, or 3.1%, compared to the year ended December 31, 2014. The average balance of interest-bearing liabilities outstanding decreased by $4.5 million during 2015 and the average cost of liabilities decreased by two basis points to 0.72% for the year ended December 31, 2015. Interest expense on deposits totaled $3.0 million for the year ended December 31, 2015, an increase of $1,000 from the year ended December 31, 2014. This increase was a result of a one basis point increase in the average cost of deposits to 0.66%, which was partially offset by a decrease in the average balance outstanding of $5.2 million, or 1.1%, during 2015.

Interest expense on borrowings totaled $424,000 for the year ended December 31, 2015, a decrease of $110,000, or 20.6%, from 2014. This decrease resulted from a decrease of 77 basis points in the average costs of borrowings, which was partially offset by an increase of $751,000 in the average balance of borrowings outstanding.

Net Interest Income

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $276,000, or 1.9%, during the year ended December 31, 2015 from the year ended December 31, 2014. The average interest rate spread decreased to 2.88% for the year ended December 31, 2014 from 2.89% for the year ended December 31, 2014. The net interest margin decreased to 2.92% for the year ended December 31, 2015 from 2.94% for the year ended December 31, 2014.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $1.7 million provision for losses on loans for the year ended December 31, 2015 compared to a provision of $1.0 million for the year ended December 31, 2014. Non-performing originated loans were 0.8% and 0.9% of net originated loans at December 31, 2015 and 2014, respectively. The provision for loan losses for the year ended December 31, 2015 reflects the amount necessary to maintain an adequate allowance based on our historical loss experience, as well as consideration of other external factors. These other external factors, which include, but are not limited to, economic conditions and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses. Cheviot Financial’s allowance at December 31, 2015 does not include any credit quality discount related to loans acquired from First Franklin, other than $535,000 for certain one- to four-family and nonresidential and commercial real estate loans.

Other Income

Other income decreased $896,000, or 23.2%, to $3.0 million for the year ended December 31, 2015, compared to the same period in 2014, due primarily to the absence during 2015 of gains on sale of investment and mortgage-backed securities of $1.1 million, which was partially offset by the increase on the gain on sale of loans of $434,000.

General, Administrative and Other Expense

General, administrative and other expense increased $1.3 million, or 9.4%, to $14.6 million for the year ended December 31, 2015, from $13.3 million for the comparable period in 2014. The increase is a result of an increase of $1.0 million in employee compensation and benefits, an increase of $477,000 in legal and professional expense, an increase of $173,000 in property, payroll and other taxes, an increase of $146,000 in data processing expense, which were partially offset by a decrease of $419,000 in real estate owned loss expense and a decrease of $142,000 in occupancy and equipment expense. The increase in legal and professional expense was due primarily to fees of $485,000 incurred in relation to our proposed merger with MainSource Financial Group.

As previously announced, on February 3, 2015 we entered into a severance agreement (the “Agreement”) with our former President and Chief Executive Officer in connection with his retirement. The Agreement included non-competition, non-solicitation and confidentiality provisions and a full and final release of claims, in exchange for which we paid the former President and Chief Executive officer a total of approximately $765,000 upon his retirement. The execution of the Agreement and resulting payments caused the majority of the increase in employee compensation and benefits and related property, payroll and other taxes for the year ended December 31, 2015.

Federal Income Taxes

The provision for federal income taxes totaled $434,000 for the year ended December 31, 2015, a decrease of $910,000 compared to the $1.3 million provision recorded for 2014. The effective tax rates were 32.1% and 30.4% for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, Cheviot Financial has approximately $394,000 in remaining operating loss carryforwards to offset future taxable income for 17 years.

Comparison of Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

General

Cheviot Financial’s net earnings totaled $3.1 million for the year ended December 31, 2014, an increase of $1.6 million, or 115.0%, compared to the net earnings recorded for the year ended December 31, 2013. The increase in net earnings reflects a decrease of $419,000 in the provision for losses on loans, an increase in other income of $1.2 million, and a decrease in general, administrative and other expense of $1.1 million, which was partially offset by a decrease of $67,000 in net interest income and an increase of $923,000 in the provision for federal income taxes.

Interest Income

Total interest income for the year ended December 31, 2014, totaled $18.4 million, a decrease of $878,000, or 4.5%, compared to the year ended December 31, 2013. The decrease in interest income is a result of a $25.8 million decrease in the average balance of interest earning assets, which was offset by a two basis point increase in the average yield on interest-earning assets to 3.70% from 3.68% during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Interest income on loans decreased by $902,000, or 5.8%, for the year ended December 31, 2014. The decrease in interest income on loans was due primarily to a decrease of $3.7 million, or 1.1% in average loans outstanding and by a 22 basis point decrease in the average yield on loans to 4.43% for the 2014 period from 4.65% for the 2013 period. Interest income on mortgage-backed securities increased by $94,000, or 48.0%, during the year ended December 31, 2014, due primarily to a $4.7 million increase in the average balance outstanding and an increase in average yield of six basis points from 2013.

Interest income on investment securities decreased by $47,000, or 1.5%, during the year ended December 31, 2014, due to a decrease of $27.0 million, or 15.7%, decrease in the average balance outstanding, which was partially offset by an increase in the average yield of 30 basis point from 2013. Interest income on other interest-earning deposits decreased by $23,000, or 6.1%, during the year ended December 31, 2014. The decrease was due to a 17 basis point decrease in the average yield, which was offset by a $159,000 increase in the average balance outstanding.

Interest Expense

Interest expense totaled $3.5 million for the year ended December 31, 2014, a decrease of $811,000, or 18.7%, compared to the year ended December 31, 2013. The average balance of interest-bearing liabilities outstanding decreased by $21.8 million during 2014 and the average cost of liabilities decreased by 13 basis points to 0.74% for the year ended December 31, 2014. Interest expense on deposits totaled $3.0 million for the year ended December 31, 2014, a decrease of $636,000, or 17.6%, from the year ended December 31, 2013. This decrease was a result of an 11 basis point decrease in the average cost of deposits to 0.65%, and by a decrease in the average balance outstanding of $17.0 million, or 3.6% during 2014. The decrease in the average cost of deposits is due to the overall changes in our deposit composition and lower market rates for the 2014 period.

Interest expense on borrowings totaled $534,000 for the year ended December 31, 2014, a decrease of $175,000, or 24.7%, from the 2013 period. This decrease resulted from a decrease of $4.8 million in the average balance of borrowings outstanding, and by a 10 basis point decrease in the average costs of borrowings for the year ended December 31, 2014.

Net Interest Income

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $67,000, or 0.4%, during the year ended December 31, 2014 from the year ended December 31, 2013. The average interest rate spread increased to 2.89% for the year ended December 31, 2014 from 2.75% for the year ended December 31, 2013. The net interest margin increased to 2.94% for the year ended December 31, 2014 from 2.81% for the year ended December 31, 2013.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $1.0 million provision for losses on loans for the year ended December 31, 2014. Non-performing originated loans were 0.9% and 1.3% of net originated loans at December 31, 2014 and 2013, respectively. The provision for loan losses for the year ended December 31, 2014 reflects the amount necessary to maintain an adequate allowance based on our historical loss experience, as well as consideration of other external factors. These other external factors, which include, but are not limited to, economic conditions and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses. Cheviot Financial’s allowance at December 31, 2014 does not include any credit quality discount related to loans acquired from First Franklin, other than $611,000 for certain one- to four-family and nonresidential and commercial real estate loans.

Other Income

Other income increased $1.2 million, or 43.0%, to $3.9 million for the year ended December 31, 2014, compared to the same period in 2013, due primarily to gains on sale of investment and mortgage-backed securities of $1.1 million and the absence during the 2014 period of the loss on the sale of office premises and equipment comprised of the former Franklin Savings headquarters of $255,000.

General, Administrative and Other Expense

General, administrative and other expense decreased $1.1 million, or 7.3%, to $13.3 million for the year ended December 31, 2014, from $14.4 million for the comparable period in 2013. The decrease is a result of $332,000 decrease in employee compensation and benefits, a decrease of $220,000 in occupancy and equipment expense, a decrease of $276,000 in property, payroll and other taxes, and a decrease of $199,000 in other operating expense, which were partially offset by an increase of $89,000 in data processing expense.

Federal Income Taxes

The provision for federal income taxes totaled $1.3 million for the year ended December 31, 2014, an increase of $923,000 compared to the provision recorded for the 2013 period. The effective tax rates were 30.4% and 22.7% for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, Cheviot Financial has approximately $2.3 million in remaining operating loss carryforwards to offset future taxable income for 18 years. These losses are subject to the annual allowable Internal Revenue Code Section 382 net operating loss limitations of $1.1 million.

Management of Market Risk

Qualitative Analysis

Our most significant form of market risk is interest rate risk. The primary objective of our interest rate risk policy is to manage the exposure of net interest income to changes in interest rates. Our board of directors and management evaluates the interest rate risk inherent in certain assets and liabilities, determines the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives and modifies lending, investing, deposit and borrowing strategies accordingly. Our board of directors reviews management’s activities and strategies, the effect of those strategies on the net portfolio value, and the effect that changes in market interest rates would have on net portfolio value. Since 2009, short term interest rates have been at historically low levels. The short term rates are used to price our deposit products and are used in determining our cost of borrowing. Medium and long term interest rates are used to determine the pricing of our loan products. These rates have decreased during 2015. This has resulted in a decrease of our interest rate spread. Consequently, our net interest income decreased slightly in 2015 as compared to 2014.

We actively monitor interest rate risk in connection with our lending, investing, deposit and borrowing activities. We emphasize the origination of residential and multi-family fixed-rate mortgage loans, including 10, 15, 20 and 30 year first mortgage loans, residential, multi-family and commercial real estate adjustable-rate loans, construction loans and consumer loans. Depending on market interest rates and our capital and liquidity position, we may sell our newly originated fixed-rate mortgage loans on a servicing-retained or servicing-released basis. We also invest in short-term securities, which generally have lower yields compared to longer-term investments.

Quantitative Analysis

As part of its monitoring procedures, the Asset and Liability Management Committee regularly reviews interest rate risk by analyzing the impact of alternative interest rate environments on the market value of portfolio equity. Cheviot uses an interest rate model prepared by a third party consulting firm. This model uses an economic value of equity (EVE) to determine the level of interest rate risk. This analysis measures interest rate risk by computing changes in net economic value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained increase in interest rates ranging from up 100 to up 300 basis points and a sudden and sustained decrease in interest rates ranging from down 100 to down 200 basis points. The model does not provide any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points.

The following table presents the change in our net economic value of equity at December 31, 2015 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity
	(Dollars in Thousands)

Change in rates (1)	Amount	Change	% Change	Economic Value Ratio (2)

+300 bp	$83,904	$(16,703)	(16.60)%	15.91%
+200 bp	91,855	(8,752)	(8.70)	16.89
+100 bp	97,626	(2,981)	(2.96)	17.41
0 bp	100,607	-	-	17.43
-100 bp	93,176	(7,431)	(7.39)	15.92
-200 bp	85,070	(15,537)	(15.44)	14.44

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Economic Value Ratio represents the economic value of equity to the economic value of assets.

The model reflects that the Savings Bank’s EVE is less sensitive to an increase in interest rates than a decrease in interest rates at the 100bp increase or decrease. The Bank is less sensitive to significant increase in interest rates. The above table indicates that as of December 31, 2015, in the event of a 100 basis point increase in interest rates, we would experience a 3.0%, or $3.0 million, decrease in economic value of equity. In the event of a 100 basis point decrease in interest rates, we would experience an 7.4%, or $7.4 million, decrease in economic value of equity.

The model uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in net portfolio value requires the making of certain assumptions regarding prepayment and deposit decay rates, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity. Moreover, the EVE table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the EVE table provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value and will differ from actual results.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At December 31, 2015 and 2014, we had $12.6 million and $14.9 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $139.1 million and $132.1 million, respectively.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities. For the year ended December 31, 2015, loan originations totaled $166.4 million, compared to $92.6 million for the year ended December 31, 2014. Purchases of mortgage-backed securities, investment and corporate securities totaled $30.0 million for the year ended December 31, 2015 and $25.1 million for the year ended December 31, 2014.

Total deposits increased $3.1 million during the year ended December 31, 2015 and decreased $17.6 million during the year ended December 31, 2014. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2015, certificates of deposit scheduled to mature within one year totaled $108.1 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2015 and 2014, we exceeded all of the applicable regulatory capital requirements. Our Tier 1 leverage capital was $78.7 million and $77.8 million, or 13.9% of total assets, at both December 31, 2015 and 2014, respectively. Our Tier 1 risk-based capital was $78.7 million and $77.8 million, or 21.6% and 24.5% of total assets, at December 31, 2015 and 2014, respectively. To be classified as a well-capitalized savings bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At December 31, 2015 and 2014, we had a total risk-based capital ratio of 22.5% and 25.2%, respectively.

Impact of Inflation and Changing Prices

The consolidated financial statements and related consolidated financial data presented herein regarding Cheviot Financial have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Cheviot Financial’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Cheviot Financial’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, because such prices are affected by inflation to a larger extent than interest rates.

Commitments and Contingencies

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contract as of December 31, 2015.

		Payments due by period
	Less	More than	More than	More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$10,104	$196	$840	$1,438	$12,578
Certificates of deposit	108,081	45,691	45,346	-	199,118
Lease obligations	97	148	119	84	448

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	1,528	-	-	-	1,528
Commitments to originate commercial loans	270	-	-	-	270
Home equity lines of credit	25,533	-	-	-	25,533
Commercial lines of credit	15,017	-	-	-	15,017
Undisbursed loans in process	14,229	-	-	-	14,229
Total contractual obligations	$174,859	$46,035	$46,305	$1,522	$268,721

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements begin on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Cheviot Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Cheviot Financial Corp. as of December 31, 2015 and 2014, and the related statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, 2014, and 2013. We also have audited Cheviot Financial Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cheviot Financial Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

one east fourth street, suite 1200
cincinnati, ohio 45202

www.cshco.com
p. 513.241.3111
f. 513.241.1212

cincinnati   |  cleveland   |   columbus   |   miami valley   |   northern kentucky   |   springfield   |   toledo

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cheviot Financial Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cheviot Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Cincinnati, Ohio

March 11, 2016

CHEVIOT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2015 and 2014

(In thousands), except share data

	2015	2014
ASSETS

Cash and due from banks	$28,597	$22,757
Federal funds sold	-	14,941
Interest-earning deposits in other financial institutions	14,408	4,741
Cash and cash equivalents	43,005	42,439

Investment securities available for sale - at fair value	91,220	126,999
Mortgage-backed securities available for sale - at fair value	7,503	9,400
Loans receivable – net	374,274	335,763
Loans held for sale-at lower of cost or market	1,897	1,332
Real estate acquired through foreclosure – net	1,633	1,815
Office premises and equipment - at depreciated cost	10,869	11,428
Federal Home Loan Bank stock - at cost	8,651	8,651
Accrued interest receivable on loans	1,046	1,031
Accrued interest receivable on mortgage-backed securities	27	35
Accrued interest receivable on investments and interest-bearing deposits	597	735
Goodwill	10,309	10,309
Core deposit intangible - net	274	391
Prepaid expenses and other assets	4,001	3,915
Bank-owned life insurance	16,407	15,960
Prepaid federal income taxes	-	12
Deferred federal income taxes	287	1,022

Total assets	$572,000	$571,237

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$454,885	$451,784
Advances from the Federal Home Loan Bank	12,578	14,851
Advances by borrowers for taxes and insurance	2,494	2,651
Accrued interest payable	50	58
Accounts payable and other liabilities	5,485	5,711
Accrued federal income taxes	39	-
Total liabilities	475,531	475,055

Commitments and contingencies

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued Common stock - authorized 30,000,000 shares, $.01 par value; 6,802,944 and 6,718,795 shares issued at December 31, 2015 and 2014, respectively	68	67
Additional paid-in capital	56,757	55,980
Shares acquired by stock benefit plans	(1,374)	(1,470)
Retained earnings – restricted	41,486	43,151
Accumulated comprehensive loss, unrealized losses on securities available for sale, net of tax effects	(468)	(1,546)
Total shareholders’ equity	96,469	96,182

Total liabilities and shareholders’ equity	$572,000	$571,237

CHEVIOT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2015, 2014, and 2013

(In thousands, except per share data)

	2015	2014	2013

Interest income
Loans	$15,066	$14,720	$15,622
Mortgage-backed securities	150	290	196
Investment securities	2,449	3,067	3,114
Interest-earning deposits and other	384	357	380
Total interest income	18,049	18,434	19,312

Interest expense
Deposits	2,987	2,986	3,622
Borrowings	424	534	709
Total interest expense	3,411	3,520	4,331

Net interest income	14,638	14,914	14,981

Provision for losses on loans	1,663	1,024	1,443

Net interest income after provision for losses on loans	12,975	13,890	13,538

Other income
Rental	97	102	121
Gain on sale of investment securities	-	1,051	36
Gain (loss) on sale of real estate acquired through foreclosure	(47)	131	(82)
Gain on sale of loans	1,005	571	651
Loss on sale of office premises and equipment	(31)	(11)	(255)
Earnings on bank-owned life insurance	447	465	483
Service fee income	1,490	1,546	1,523
Other operating	6	8	224
Total other income	2,967	3,863	2,701

General, administrative and other expense
Employee compensation and benefits	6,899	5,885	6,217
Occupancy and equipment	1,284	1,426	1,646
Property, payroll and other taxes	1,288	1,115	1,391
Data processing	839	693	604
Legal and professional	1,308	831	810
Advertising	293	286	321
FDIC expense	346	392	446
Jeanie expense	441	383	383
Real estate owned loss expense	128	547	540
Core deposit intangible amortization	116	149	206
Other operating	1,646	1,623	1,822
Total general, administrative and other expense	14,588	13,330	14,386

Earnings before income taxes	1,354	4,423	1,853

Federal income taxes (benefits)
Current	254	365	(97)
Deferred	180	979	518
Total federal income taxes	434	1,344	421

NET EARNINGS	$920	$3,079	$1,432

Earnings per share - basic and diluted	$0.14	$0.47	$0.21

CHEVIOT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013

Net earnings	$920	$3,079	$1,432

Other comprehensive income (loss), net of tax expense (benefit):
Unrealized holding gains (losses) on securities during the period, net of tax expense (benefits) of $555, $3,285 and $(4,021) for the years ended December 31, 2015, 2014 and 2013, respectively	1,078	6,376	(7,805)

Reclassification adjustment for gains on securities available for sale included in income, net of tax expense (benefit) of $0, $358 and $12 for the years ended December 31, 2015, 2014 and 2013, respectively.	-	(693)	(24)

Comprehensive income (loss)	$1,998	$8,762	$(6,397)

Accumulated comprehensive income (loss)	$(468)	$(1,546)	$(7,229)

CHEVIOT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2015, 2014, and 2013

(In thousands, except per share data)

					Unrealized
			Shares		gains (losses) on
		Additional	acquired by		on securities	Total
	Common	paid-in	stock benefit	Retained	available	shareholders’
	stock	capital	plans	earnings	for sale	equity

Balance at January 1, 2013	$76	$65,772	$(1,992)	$43,444	$600	$107,900
Net earnings for the year ended December 31, 2013	-	-	-	1,432	-	1,432
Cash dividends of $.36 per share	-	-	-	(2,437)	-	(2,437)
Amortization expense of stock benefit plans	-	1	418	-	-	419
Stock option expense	-	23	-	-	-	23
Common stock repurchases	-	(8,581)	-	-	-	(8,581)
Unrealized losses on securities designated as available for sale, net of related benefits	-	-	-	-	(7,829)	(7,829)
Balance at December 31, 2013	76	57,215	(1,574)	42,439	(7,229)	90,927

Net earnings for the year ended December 31, 2014	-	-	-	3,079	-	3,079
Cash dividends of $.36 per share	-	-	-	(2,367)	-	(2,367)
Amortization expense of stock benefit plans	-	24	104	-	-	128
Stock option expense	-	71	-	-	-	71
Stock options exercised	-	111	-	-	-	111
Common stock repurchases	(9)	(1,441)	-	-	-	(1,450)
Unrealized gains on securities designated as available for sale, net of related benefits	-	-	-	-	5,683	5,683
Balance at December 31, 2014	$67	$55,980	$(1,470)	$43,151	$(1,546)	$96,182

Net earnings for the year ended December 31, 2015	-	-	-	920	-	920
Cash dividends of $.39 per share	-	-	-	(2,585)	-	(2,585)
Amortization expense of stock benefit plans	-	63	96	-	-	159
Stock option expense	-	180	-	-	-	180
Stock options exercised	1	534	-	-	-	535
Unrealized gains on securities designated as available for sale, net of related benefits	-	-	-	-	1,078	1,078
Balance at December 31, 2015	$68	$56,757	$(1,374)	$41,486	$(468)	$96,469

CHEVIOT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013

Cash flows from operating activities:
Net earnings for the year	$920	$3,079	$1,432
Adjustments to reconcile net earnings to net cash provided (used in) by operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(10)	(14)	(25)
Depreciation	649	724	783
Charitable donation of real estate owned property	-	-	32
Amortization expense related to stock benefit plans	159	128	419
Amortization of deferred loan origination fees	167	90	(46)
Amortization of intangible assets	116	149	206
Amortization of fair value adjustments	(346)	(453)	(707)
Proceeds from sale of loans in the secondary market	47,583	24,444	39,615
Loans originated for sale in the secondary market	(47,705)	(24,591)	(36,045)
Gain on sale of loans	(1,005)	(571)	(651)
Gain on sale of investment securities	-	(1,051)	(36)
Loss on sale of office premises and equipment	31	11	255
(Gain) loss on sale of real estate acquired through foreclosure	47	(127)	130
Impairment on real estate acquired through foreclosure	128	557	540
Earnings on bank-owned life insurance	(447)	(465)	(483)
Provision for losses on loans	1,663	1,024	1,443
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	(15)	142	130
Accrued interest receivable on mortgage-backed securities	8	(12)	(3)
Accrued interest receivable on investments and interest-bearing deposits	138	40	166
Prepaid expenses and other assets	(86)	(378)	1,059
Accrued interest payable	(8)	(13)	(19)
Accounts payable and other liabilities	(324)	506	(1,692)
Federal income taxes
Current	51	1,272	(92)
Deferred	180	979	518
Net cash flows provided by operating activities	$1,894	$5,470	$6,929

CHEVIOT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the years ended December 31, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013

Net cash flows provided by operating activities balance brought forward	$1,894	$5,470	$6,929

Cash flows provided by (used in) investing activities:
Principal repayments on loans	78,841	66,896	67,708
Loan disbursements	(118,646)	(68,034)	(67,099)
Loans purchased	-	-	(4,239)
Purchase of investment securities	(29,996)	(14,978)	(80,928)
Proceeds from sale of investment securities	-	9,139	7,036
Proceeds from maturity of investment securities	67,400	42,500	106,175
Purchase of corporate securities	-	-	(1,920)
Purchase of mortgage-backed securities	-	(10,095)	(4,977)
Principal repayments on mortgage-backed securities	1,915	2,521	1,967
Proceeds from sale of mortgage-backed securities	-	10,608	-
Additions to real estate acquired through foreclosure	-	-	(7)
Proceeds from sale of real estate acquired through foreclosure	384	1,618	3,080
Proceeds from sale of office premises and equipment	55	-	1,167
Purchase of office premises and equipment	(176)	(658)	(1,229)
Proceeds from bank owned life insurance	-	237	-
Net cash flows provided by (used in) investing activities	(223)	39,754	26,734

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	3,101	(17,235)	(20,728)
Proceeds from Federal Home Loan Bank Advances	12,000	-	-
Repayments on Federal Home Loan Bank Advances	(14,179)	(4,321)	(4,968)
Advances by borrowers for taxes and insurance	(157)	294	26
Stock option expense, net	180	71	23
Stock options exercised	534	111	-
Common stock issued	1	(9)	-
Common stock repurchased	-	(1,441)	(8,581)
Dividends paid on common stock	(2,585)	(2,367)	(2,437)
Net cash flows (used in) financing activities	(1,105)	(24,897)	(36,665)

Net increase (decrease) in cash and cash equivalents	566	20,327	(3,002)

Cash and cash equivalents at beginning of period	42,439	22,112	25,114

Cash and cash equivalents at end of period	$43,005	$42,439	$22,112

CHEVIOT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the years ended December 31, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal income taxes	$169	$-	$-

Interest on deposits and borrowings	$3,419	$3,533	$4,350

Supplemental disclosure of noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$388	$579	$3,080

Recognition of mortgage servicing rights	$311	$148	$279

Deferred gain on real estate acquired through foreclosure	$-	$4	$48

CHEVIOT FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2015, 2014, and 2013

NOTE A - SUMMARY OF ACCOUNTING POLICIES

In 2004, Cheviot Savings Bank (the Savings Bank) reorganized into a two-tier mutual holding company structure (the “Reorganization”) and established Cheviot Financial Corp., a federal holding company as the parent of the Savings Bank. On January 18, 2012, we completed our “second-step” conversion to a fully stock company. As a result of the second step conversion, all of our outstanding common stock is held by public shareholders and Cheviot Financial Corp., a Maryland holding company (“Cheviot Financial” or the “Corporation” refers to either Cheviot Financial Corp., the federal corporation or Cheviot Financial Corp., the Maryland corporation depending on the content).

The Corporation conducts a general banking business in southwestern Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, commercial and consumer purposes. The Corporation’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Corporation can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management’s control.

The financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general accounting practices within the financial services industry. In preparing financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

The following is a summary of significant accounting policies which have been consistently applied in the preparation of the accompanying financial statements.

1.  Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

2.  Investment and Mortgage-backed Securities

The Corporation accounts for investment and mortgage-backed securities using 3 categories: held to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Securities available for sale are carried at fair value with resulting unrealized gains or losses recorded in shareholders’ equity. Realized gains or losses on sales of securities are recognized using the specific identification method.

3.  Loans Receivable

Loans receivable are stated at the principal amount outstanding, adjusted for deferred loan origination fees and the allowance for loan losses. Interest is accrued as earned unless the collectability of the loan is in doubt. Loans are generally placed on nonaccrual status when they are contractually past due 90 days or more. Interest on loans that are contractually past due more than 90 days is charged off, or an allowance is established based on management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status. If the ultimate collectability of the loan is in doubt, in whole or in part, all payments received on nonaccrual loans are applied to reduce principal until such doubt is eliminated.

Loans held for sale are carried at the lower of cost (less principal payments received) or fair value (market value), calculated on an aggregate basis. At December 31, 2015 and 2014, the Corporation had $1.9 million and $1.3 million in loans held for sale.

The Corporation recognizes, as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights at fair value. The Corporation has opted to account for the capitalized servicing rights as being amortized in proportion to and over the estimated period of servicing income.

The Corporation recorded mortgage servicing rights totaling $114,000, $(100,000), and $(1,000), net of amortization of $204,000, $250,000, and $281,000, during the years ended December 31, 2015, 2014, and 2013, respectively. The carrying value of the Corporation’s mortgage servicing rights totaled approximately $1.3 million and $1.2 million at December 31, 2015 and 2014, respectively.

The Corporation was servicing mortgage loans of approximately $160.4 million and $144.8 million at December 31, 2015 and 2014, respectively, all of which had been sold to the Federal Home Loan Bank of Cincinnati and Federal Home Loan Mortgage Corporation.

4.  Loan Origination Fees and Costs

Origination fees received from loans, net of direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan prepayments. Additionally, loan origination costs are limited to the direct costs attributable to originating a loan, i.e., principally actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Corporation’s experience with similar commitments, are deferred and amortized over the life of the loan using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

5.  Allowance for Loan Losses

It is the Corporation’s policy to provide valuation allowances for estimated losses on loans primarily based on past loan loss experience and economic factors such as level of delinquencies, collateral values and overall employment and economy in the market area. Additionally, the Corporation considers changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. When the collection of a loan becomes doubtful, or otherwise troubled, the Corporation records a charge-off equal to the difference between the fair value of the property securing the loan and the loan’s carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

Impaired loans are measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an alternative, at the loan’s observable market price or fair value of the collateral if the loan is collateral- dependent.

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Corporation considers its investment in existing one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation’s investment in construction, commercial and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral-dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value of collateral.

Collateral-dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment.

6.  Real Estate Acquired through Foreclosure

Real estate acquired through foreclosure is carried at the lower of the loan’s unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. A loan loss provision is recorded for any write down in the loan’s carrying value to fair value at the date of acquisition. Real estate loss provisions are recorded if the properties’ fair values subsequently decline below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are considered. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

7.  Investment in Federal Home Loan Bank Stock

The Corporation is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (FHLB) to maintain an investment in FHLB common stock. The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value. The Corporation’s ability to redeem FHLB shares is dependent on the redemption practices of the FHLB of Cincinnati. At December 31, 2015 and 2014, the FHLB of Cincinnati placed no restrictions on redemption of shares in excess of a member’s required investment in the stock.

8.  Office Premises and Equipment

Office premises and equipment are carried at cost. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided on the straight-line and accelerated methods over the useful lives of the assets, estimated to be between fifteen and forty years for buildings and improvements, five to ten years for furniture and equipment and five years for automobiles. An accelerated method is used for tax reporting purposes.

9.  Federal Income Taxes

The Corporation uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in net taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

The Corporation’s principal temporary differences between pretax financial income and taxable income result from different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, the general loan loss allowance and credit quality discount on purchased loans, charitable contributions, deferred compensation and stock benefit plans. Additional temporary differences result from depreciation computed using accelerated methods for tax purposes.

The Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain  the  position  following  an audit.  For tax positions meeting  the  more-likely-than-not  threshold,  the  amount  recognized  in  the financial  statements is the largest  benefit that has a greater than 50 percent likelihood  of being  realized upon  ultimate  settlement  with the relevant tax authority.  The Corporation has not recorded any liability for unrecognized tax benefits.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Corporation is no longer subject to U.S.  federal, state and local, or non U.S.  income tax examinations by tax authorities for the tax years before 2012.

The  Corporation  will  recognize,  if applicable,  interest  accrued related to unrecognized  tax  benefits  in  interest  expense and  penalties  in  operating expenses.  No interest or penalties were recognized in the financial statements for December 31, 2015, 2014, and 2013.

10.  Benefit Plans

The Corporation has a 401(k) retirement savings plan, which covers all employees who have attained the age of 21 and have completed one year of service. The Corporation is annually required to contribute 3% of eligible employees’ salaries, plus the lesser of 3% of each participant’s salary or 50% of each participant’s contributions, to the plan. Employer contributions totaled $273,000, $297,000, and $326,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

The Corporation has a nonqualified directors deferred compensation plan (the “compensation plan”) which provides for the payment of benefits to its directors upon termination of service with the Corporation. The Corporation recorded expense of approximately $63,000, $17,000, and $17,000 for the directors deferred compensation plan for the years ended December 31, 2015, 2014, and 2013.

In connection with the 2004 Reorganization, the Corporation implemented an Employee Stock Ownership Plan (“ESOP”) which provides retirement benefits for substantially all full-time employees who have completed one year of service and have attained the age of 21. The Corporation records compensation expense equal to the fair value of ESOP shares allocated to participants during a given year. All shares under this plan were fully allocated and the loan was repaid as of December 31, 2013. In addition, as part of the second step stock conversion, the Corporation purchased an additional 187,000 shares for a new ESOP plan, resulting in a new loan with Cheviot Financial Corporation totaling $1.5 million. Allocation of shares to the ESOP participants is predicated upon the repayment of the loans to Cheviot Financial Corp. totaling $1.3 million at both December 31, 2015 and 2014, respectively. Dividends paid on the unallocated shares are used to fund the loan payment. The Corporation recorded expense related to the ESOP of approximately $138,000, $111,000, and $380,000 for the years ended December 31, 2015, 2014, and 2013, respectively. The fair value of the unearned ESOP shares approximated $2.3 million at both December 31, 2015 and 2014, respectively.

In 2005, the Corporation initiated a Management Recognition Plan (“MRP” or the “Plan”) which provided for awards of 166,607 shares to members of the board of directors, management and certain employees. Common shares awarded under the MRP vest over a five or seven year period, commencing with the date of the grant. Expense recognized under the MRP totaled $30,000, $25,000, and $37,000 for the years ended December 31, 2015, 2014, and 2013, respectively. During the year ended December 31, 2015, 11,554 were awarded under the Corporation’s MRP, respectively at a weighted grant price of $14.58. At December 31, 2015 and 2014 total non-vested shares were 13,130 and 3,274 at a weighted average grant date fair value of $13.93 and $9.38. The shares in the plan and the shares granted have been adjusted to reflect the exchange ratio of 0.857-to-one. The 2013 Equity Incentive Plan provides for 187,000 shares to be granted. As of December 31, 2015, 7,500 restricted stock shares have been granted under the 2013 Equity Incentive Plan.

11.  Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at December 31, 2015 and 2014:

Cash and cash equivalents: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

Investment and mortgage-backed securities: For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price, where available. If a quoted market price is not available, fair value is estimated using quoted market prices of comparable instruments.

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair market value, as determined by outstanding commitments from investors, on an aggregated basis. At December 31, 2015 and 2014, market value approximates cost.

Federal Home Loan Bank stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

Deposits: The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at December 31, 2015 and 2014. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit: For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2015 and 2014, the fair value of loan commitments was not material.

12.  Advertising

Advertising costs are expensed when incurred.

13.  Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits in other financial institutions with original terms to maturity of ninety days or less.

The Corporation maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Corporation believes it is not exposed to any significant credit risk on cash and cash equivalents.

14.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the year less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding gives effect to a reduction for 149,600, 158,950, and 168,300 unallocated shares held by the ESOP for the fiscal years ended December 31, 2015, 2014, and 2013, respectively.

	For the years ended
	December 31,
	2015	2014	2013

Weighted-average common shares outstanding (basic)	6,617,500	6,585,061	6,863,238

Dilutive effect of assumed exercise of stock options	101,606	29,997	5,972

Weighted-average common shares outstanding (diluted)	6,719,106	6,615,058	6,869,210

For the year ended December 31, 2015 options to purchase 544,168 shares of common stock ranging in price from $8.30 - $15.90 were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. For the years ended December 31, 2014 and 2013 the options totaled 758,929 and 369,921 ranging in price from $8.30 to $15.90.

15.  Stock Option Plan

The Corporation established stock incentive plans that provide for grants of up to 884,018 stock options. During 2015, 189,070 stock options were granted in accordance with the 2005 and 2013 Equity Incentive Plans subject to a five year vesting period in which the options granted will vest ratably annually beginning one year from the date of grant. As of December 31, 2015, all option shares have been granted in accordance with the 2005 and 2013 Equity Incentive Plans. During 2014, 400,000 stock options were granted in accordance with the 2013 Equity Incentive Plan subject to a five year vesting period in which the options granted will vest ratably annually beginning one year from the date of grant. The shares in the plan and shares granted prior to the second step conversion have been adjusted to reflect the exchange ratio of 0.857 for the second step conversion that occurred in 2012.

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

The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the year ended December 31, 2015, the Corporation recorded $180,000 of compensation cost for equity-based awards that vested. The Corporation has $665,000 unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of December 31, 2015, which is expected to be recognized over a weighted-average vesting period of approximately 3.9 years.

A summary of the unvested stock awards is as follows:

		Weighted Average Fair Value
	Shares	on Award Date

Unvested at December 31, 2013	10,841	$3.29
Awarded	400,000	1.56
Forfeited	-	-
Vested	(4,694)	3.67
Unvested at December 31, 2014	406,147	$1.58

		Weighted Average Fair Value
	Shares	on Award Date

Unvested at December 31, 2014	406,147	$1.58
Awarded	189,070	2.05
Forfeited	(75,000)	1.56
Vested	(88,313)	3.67
Unvested at December 31, 2015	431,904	$1.78

A summary of the status of the Corporation’s stock option plan as of December 31, 2015, 2014, and 2013 and changes during the year then ended is presented below:

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of year	758,929	$12.67	369,921	$12.80	370,321	$12.80
Granted	189,070	14.96	400,000	12.48	-	-
Exercised	(328,831)	13.01	(10,992)	9.94	-	-
Forfeited	(75,000)	12.48	-	-	(400)	8.30

Outstanding at end of year	544,168	$13.29	758,929	$12.67	369,921	$12.80

Options exercisable at year-end	112,264	$12.32	352,781	$12.86	359,177	$12.91

Fair value of options granted during the year		$2.05		$1.56		N/A

Weighted average remaining vesting period		3.9 years		4.4 years		1 month

The following information applies to options outstanding at December 31, 2015:
Number outstanding	544,168
Exercise price	$8.30 - $15.90
Weighted-average exercise price	13.29
Weighted-average remaining contractual life	8.6 years

The following information applies to options outstanding at December 31, 2014:
Number outstanding	758,929
Exercise price	$8.30 - $15.90
Weighted-average exercise price	12.67
Weighted-average remaining contractual life	5.4 years

The following information applies to options outstanding at December 31, 2013:
Number outstanding	369,921
Exercise price	$8.30 - $15.90
Weighted-average exercise price	12.80
Weighted-average remaining contractual life	1.9 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Corporation’s stock.

The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for the July 7, 2015, May 4, 2015 and July 15, 2014 grants: dividend yield of 2.70%, 2.33% and 2.88%; expected volatility of 15.09%, 15.56% and 14.25%; risk-free interest rates of 2.27%, 2.16% and 2.55%; and expected lives of 10 years. There were no grants during the year ended December 31, 2013.

16. Disclosures about Fair Value of Assets and Liabilities

The estimated fair values of the Company’s financial instruments are as follows:

	2015		2014
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$43,005	$43,005	$42,439	$42,439
Investment securities	91,220	91,220	126,999	126,999
Mortgage-backed securities	7,503	7,503	9,400	9,400
Loans receivable – net and loans held for sale	376,171	387,103	337,095	358,500
Accrued interest receivable	1,670	1,670	1,801	1,801
Federal Home Loan Bank stock	8,651	8,651	8,651	8,651

	$528,220	$539,152	$526,385	$547,790

Financial liabilities
Deposits	$454,885	$454,483	$451,784	$451,165
Advances from the Federal Home Loan Bank	12,578	12,178	14,851	15,726
Accrued interest payable	50	50	58	58
Advances by borrowers for taxes and insurance	2,494	2,494	2,651	2,651

	$470,007	$469,205	$469,344	$469,600

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

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a recurring basis:

		Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Securities available for sale at December 31, 2015:
U.S. Government agency securities	$89,906	-	$89,906	-
Municipal obligations	1,314	-	1,314	-
Mortgage-backed securities	7,503	-	7,503	-

Securities available for sale at December 31, 2014:
U.S. Government agency securities	$125,223	-	$125,223	-
Municipal obligations	1,776	-	1,776	-
Mortgage-backed securities	9,400	-	9,400	-

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a nonrecurring basis:

		Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

December 31, 2015:
Real estate acquired through foreclosure	$1,633	-	$1,633	-
Loans held for sale	1,897	-	1,897	-
Impaired loans	14,395	-	14,395	-

December 31, 2014:
Real estate acquired through foreclosure	$1,815	-	$1,815	-
Loans held for sale	1,332	-	1,332	-
Impaired loans	15,382	-	15,382	-

The following table presents fair value measurements for the Company’s financial instruments which are not recognized at fair value in the accompanying statements of financial position on a recurring or nonrecurring basis.

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
December 31, 2015:
Financial assets:
Cash and cash equivalents	$43,005	$43,005	$-	$-
Mortgage-backed securities	-	-	-	-
Loans receivable - net	387,103	-	387,103	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,670	-	1,670	-
Financial liabilities:
Deposits	454,483	-	454,483	-
Advances from the Federal Home Loan Bank	12,178	-	12,178	-
Advances by borrowers for taxes and insurance	2,494	-	2,494	-
Accrued interest payable	50	-	50	-

December 31, 2014:
Financial assets:
Cash and cash equivalents	$42,439	$42,439	$-	$-
Mortgage-backed securities	-	-	-	-
Loans receivable - net	358,500	-	358,500	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,801	-	1,801	-
Financial liabilities:
Deposits	451,165	-	451,165	-
Advances from the Federal Home Loan Bank	15,726	-	15,726	-
Advances by borrowers for taxes and insurance	2,651	-	2,651	-
Accrued interest payable	58	-	58	-

17.  Effects of Recent Accounting Pronouncements

We adopted the following accounting guidance in 2015, none of which had a material effect, if any, on our consolidated financial position or results of operations.

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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10). The amendments in this update affect all entities that hold financial assets or owe financial liabilities. The update’s main provisions applicable to the Company are as follows: 1) Require equity investments with readily available fair values (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 6) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Public companies should apply the guidance in Update 2016-01 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is generally not permitted. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the annual reporting period of adoption. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

18. Reclassifications

Certain reclassifications have been made to the previous financial statements to conform to the 2015 financial statement presentation. These reclassifications had no effect on the reported net income or retained earnings.

19. Subsequent Events

The Corporation evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2015 and 2014 are shown below.

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$90,674	$35	$804	$89,905
Municipal obligations	1,256	59	-	1,315

	$91,930	$94	$804	$91,220

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$127,607	$7	$2,391	$125,223
Municipal obligations	1,691	85	-	1,776

	$129,298	$92	$2,391	$126,999

The amortized cost of investment securities at December 31, 2015 and 2014, by contractual term to maturity or earliest call date, are shown below.

	December 31,
	2015	2014
	(In thousands)

Less than one year	$25,749	$19,626
One to five years	45,676	22,842
Five to ten years	20,505	81,848
More than ten years	-	4,982
	$91,930	$129,298

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at December 31, 2015 and 2014 are shown below.

December 31, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
(In thousands)

Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$7,502	$1	$-	$7,503

December 31, 2014
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
(In thousands)

Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$9,443	$-	$43	$9,400

The amortized cost of mortgage-backed securities, including those designated as available for sale, at December 31, 2015 and 2014, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

	December 31,
	2015	2014
	(In thousands)

Due in one year or less	$1,509	$1,370
Due in one year through five years	3,950	4,032
Due in six years through ten years	1,838	4,041
Due in more than ten years	205	-

	$7,502	$9,443

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

December 31, 2015
	Less than 12 months			12 months or longer			Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	holding losses	investments	value	holding losses	investments	value	holding losses
(Dollars in thousands)
U.S. Government agency securities	2	$14,921	$76	10	$46,846	$728	12	$61,767	$804
Municipal obligations	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-	-	-	-

Total temporarily impaired securities	2	$14,921	$76	10	$46,846	$728	12	$61,767	$804

				December 31, 2014
	Less than 12 months			12 months or longer			Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	holding losses	investments	value	holding losses	investments	value	holding losses
	(Dollars in thousands)
U.S. Government agency securities	-	$-	$-	22	$115,221	$2,391	22	$115,221	$2,391
Municipal obligations	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	1	9,400	43	-	-	-	1	9,400	43

Total temporarily impaired securities	1	$9,400	$43	22	$115,221	$2,391	23	$124,621	$2,434

All of the Corporation's agency and mortgage-backed securities are backed by either a U.S. Government agency or government-sponsored agency and are not considered to have credit quality issues and the decline in fair value is due to interest rate changes.

The Corporation's municipal bond securities have all been rated investment grade or higher by various rating agencies or have been subject to an annual internal review process by management. This annual review process for non-rated securities considers a review of the issuers' current financial statements, including the related cash flows and interest payments. We concluded that the unrealized loss positions on these securities is a result of the level of market interest rates and not a result of the underlying issuers' ability to repay.

We do not intend to sell any of the debt securities with an unrealized loss and do not believe that it is more likely than not that we will be required to sell a security in an unrealized loss position prior to a recovery in its value. The fair value of these debt securities is expected to recover as the securities approach maturity. Accordingly, we have not recognized any other-than-temporary impairment in our consolidated statements of income.

NOTE C - LOANS RECEIVABLE

The composition of the loan portfolio, including loans held for sale, at December 31 was as follows:

	2015	2014
	(In thousands)

One- to four-family residential	$219,113	$231,626
Multi-family residential	32,634	20,501
Construction	23,781	8,327
Commercial	114,514	81,357
Consumer	2,894	921
	392,936	342,732

Less:
Undisbursed portion of loans in process	14,229	4,300
Deferred loan origination fees	(1,001)	(899)
Allowance for loan losses	3,537	2,236

	$376,171	$337,095

The recorded investment in loans was as follows as of December 31, 2015:

	One-to four
	Family	Multi-family
	Residential	Residential	Construction		Commercial	Consumer	Total
	(In thousands)
Purchased loans	$52,139	$3,117	$-		$20,378	$129	$75,763
Fair value discount - Credit impaired purchased loans	(884)	(3)	-		(257)	-	(1,144)
Fair value discount – Non-impaired purchased loans	(148)	(17)	-		(68)	(8)	(241)
Purchased loans book value(3)	51,107	3,097	-		20,053	121	74,378
Originated loans (1)	168,006	29,537	23,781	(2)	94,461	2,773	318,558

Ending balance	$219,113	$32,634	$23,781		$114,514	$2,894	$392,936

(1)	Includes loans held for sale
(2)	Before consideration of undisbursed Loans-in-process
(3)	Loans purchased in acquisition of First Franklin

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of December 31, 2015.

		Credit
	Non-impaired	Impaired
	Purchased Loans	Purchased Loans
	(In thousands)
One-to-four family residential (1)	$47,525	$3,582
Multi-family residential	2,743	354
Construction	-	-
Commercial	14,909	5,144
Consumer	121	-
Total	$65,298	$9,080

(1)	Includes home equity lines of credit

Activity during 2015 for the accretable discount related to acquired credit impaired loans is as follows:

(In thousands)
Accretable discount at December 31, 2014:	$6,205
Reclass from nonaccretable difference to accretable discount	(1,240)
Less loans paid off	(585)
Less transferred to other real estate owned	(20)
Less accretion	(928)
Accretable discount at December 31, 2015:	$3,432

Subsequent to acquisition, we regularly evaluate our estimates of cash flows expected to be collected on purchased impaired loans. If we have probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices and changes in prepayment assumptions), we charge the provision for credit losses, resulting in an increase to the allowance for loan losses. If we have probable and significant increases in cash flows expected to be collected, we first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loan, or pool of loans. Estimates of cash flows are impacted by changes in interest rate indices for variable rate loans and prepayment assumptions, both of which are treated as prospective yield adjustments included in interest income. Cheviot Financial’s allowance at December 31, 2015 does not include any credit quality discount related to loans acquired from First Franklin, other than $535,000 for certain one-to-four family residential and nonresidential and commercial real estate loans. Due to uncertainties in the evaluation of allowance for loan loss, it is at least reasonably possible that management’s estimate of the outcome will change within the next year.

The Corporation’s lending efforts have historically focused on one- to four-family and multi-family residential real estate loans, which comprise approximately $261.3 million and $256.2 million or 67%, and 76% of the net loan portfolio, at December 31, 2015 and 2014, respectively. Generally, such loans have been underwritten on the basis of no more than an 85% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that real estate values could deteriorate in its primary lending area of southwestern Ohio, thereby impairing collateral values.

In the ordinary course of business, the Corporation has made loans to its executive officers and directors. Loans to these officers and directors, as well as employees, are made at reduced interest rates and closing costs. These loans do not involve more than the normal risk of collectability. The aggregate dollar amount of loans to executive officers and directors totaled approximately $1.0 million and $1.2 million at December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, one new mortgage loan totaling $300,000 was originated to a director. During the year ended December 31, 2014, one new mortgage loan totaling $133,000 and one new home equity line of credit totaling $100,000 were originated to an executive officer. During the year ended December 31, 2013, one new mortgage loan totaling $215,000 and one new home equity line of credit totaling $15,000 were originated to an executive officer. During the year ended December 31, 2015, there were principal disbursements totaling approximately $24,000. During the year ended December 31, 2013, there were principal disbursements totaling approximately $26,000. During the years ended December 31, 2015, 2014 and 2013, there were repayments of approximately $45,000, $215,000 and $195,000, respectively.

The Company participates in the Federal Home Loan Bank of Cincinnati’s Mortgage Purchase Program which provides the Company the ability to sell conventional mortgage loans in the secondary market. The program utilizes a Lender Risk Account (LRA) which is funded through the proceeds of individual mortgages sold. One LRA is established for each master commitment and the amount deposited into the LRA is approximately 0.30% to 1.75% of each original loan balance.

If a loss on an individual loan is in excess of homeowner equity and (if applicable) primary mortgage insurance, funds are withdrawn from the related LRA to cover the shortfall. The Company is eligible to receive LRA funds, net of any losses, beginning in the sixth year from the date a master commitment is fulfilled. The Company’s LRA totaled $3.4 million and $3.1 million at December 31, 2015 and 2014, with deferred income of $2.6 million and $2.4 million, respectively. The amount is reported in other assets and as deferred income as an estimate of fair value of amounts to be received and recognized as revenue under the program.

NOTE D - ALLOWANCE FOR LOAN LOSSES

Allowance for Loan Losses

	2015	2014	2013
	(In thousands)

Beginning Balance	$2,236	$1,697	$2,160
Provision for losses on loans	1,663	1,024	1,443
Charge-offs of loans	(539)	(562)	(1,937)
Recoveries	177	77	31
	$3,537	$2,236	$1,697

	One-to four
	Family	Multi-family
2015	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$1,813	$209	$7	$199	$8	$2,236
Provision	107	309	18	1,225	4	1,663
Charge-offs	(340)	(79)	-	(119)	(1)	(539)
Recoveries	168	-	-	9	-	177

Ending balance	$1,748	$439	$25	$1,314	$11	$3,537

Originated loans:
Individually evaluated for impairment	$158	$-	$-	$7	$-	$165

Purchased loans:
Individually evaluated for impairment	$93	$-	$-	$47	$-	$140

Originated Loans:
Collectively evaluated for impairment	$1,137	$439	$25	$1,225	$11	$2,837

Purchased loans:
Loans acquired with deteriorated credit quality	$360	$-	$-	$35	$-	$395

Loans receivable:

Ending balance	$219,113	$32,634	$23,781	$114,514	$2,894	$392,936

Ending balance:
Individually evaluated for impairment	$4,230	$302	$-	$779	$5	$5,316

Ending balance:
Collectively evaluated for impairment	$211,301	$31,978	$23,781	$108,591	$2,889	$378,540

Ending balance:
Loans acquired with deteriorated credit quality	$3,582	$354	$-	$5,144	$-	$9,080

	One-to four
	Family	Multi-family
2014	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$1,352	$194	$9	$131	$11	$1,697
Provision	947	15	(2)	64	-	1,024
Charge-offs	(520)	-	-	(39)	(3)	(562)
Recoveries	34	-	-	43	-	77

Ending balance	$1,813	$209	$7	$199	$8	$2,236

Originated loans:
Individually evaluated for impairment	$238	$-	$-	$7	$-	$245

Purchased loans:
Individually evaluated for impairment	$135	$-	$-	$-	$-	$135

Originated Loans:
Collectively evaluated for impairment	$1,005	$209	$7	$151	$8	$1,380

Purchased loans:
Loans acquired with deteriorated credit quality	$435	$-	$-	$41	$-	$476

Loans receivable:

Ending balance	$231,626	$20,501	$8,327	$81,357	$921	$342,732

Ending balance:
Individually evaluated for impairment	$3,750	$95	$-	$817	$-	$4,662

Ending balance:
Collectively evaluated for impairment	$223,846	$20,046	$8,327	$74,211	$920	$327,350

Ending balance:
Loans acquired with deteriorated credit quality	$4,030	$360	$-	$6,329	$1	$10,720

Credit Quality Indicators

As of December 31, 2015

Credit Risk Profile by Internally Assigned Grade

	Originated Loans at December 31, 2015
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Grade:
Pass	$165,368	$29,344	$23,781	$93,199	$2,768	$314,460
Special mention	-	-	-	-	-	-
Substandard	2,638	193	-	1,262	5	4,098
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$168,006	$29,537	$23,781	$94,461	$2,773	$318,558

	Purchased Loans at December 31, 2015
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$48,281	$2,988	$-	$15,836	$121	$67,226
Special mention	-	-	-	-	-	-
Substandard	2,826	109	-	4,217	-	7,152
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$51,107	$3,097	$-	$20,053	$121	$74,378

The risk characteristics applicable to each segment of the loan portfolio are described as follows:

One-to Four-Family Residential Mortgage Loans - The Savings Bank originates mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders. Our residential mortgage loans generally have terms from 10 to 30 years and amortize on a monthly basis with principal and interest due each month. Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers refinance or prepay loans at their option without penalty. Our residential mortgage loans customarily contain “due on sale” clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership in the mortgage property.

Commercial Real Estate Loans and Commercial Business Loans – The Savings Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of land and/or developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic and projected cash flow, current and projected occupancy, location, physical condition and credit worthiness of the borrower. Our commercial real estate portfolio is diverse as to borrower and property type. Commercial real estate lending involves additional risks compared to one- to four-family residential lending because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan. Repayment of such loans may be subject, to a greater extent than residential loans, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Our policies limit the amount of loans to a single borrower or group of related borrowers to reduce this risk. Commercial real estate loans generally have a higher rate of interest and shorter term than residential mortgage loans because of increased risks associated with commercial real estate lending. We offer commercial real estate loans at adjustable-rates and fixed-rates with a term generally not exceeding 25 years.

The Savings Bank originates commercial business lines of credit and loans, which are secured by non-real estate business assets such as equipment, receivables and inventories. Commercial business lending generally involves additional risks compared to one- to four-family residential lending because repayment generally depends on the successful operation of the borrowers’ business. Repayment of such loans may be subject, to a greater extent than residential loans, to adverse conditions in the real estate market or the economy. Commercial and industrial loans have greater credit risk than one- to four- family residential real estate loans. Our policies limit the amount of loans to a single borrower or group of related borrowers to reduce this risk.

Multi-Family Loans – The Savings Bank originates fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 25 years. We generally lend up to 80% of the property’s appraised value. Appraised values are determined by an outside independent appraiser that we designate. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans. Multi-family real estate lending is generally considered to involve a higher degree of credit risk than one-to four-family residential lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. In addition, the payment experience on loans secured by income producing properties typically depends on the successful operation of the related real estate project. Consequently, the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

Construction Loans – The Savings Bank originates construction loans for owner-occupied residential real estate, and, to a lesser extent, for commercial builders of residential real estate, improvement to existing structures, new construction for commercial purposes and residential land development. Construction loans we originate generally provide for the payment of interest only during the construction phase (12 months for single family residential and varying terms for commercial property and land development). At the end of the construction phase, the loan converts to a permanent mortgage loan. Before making a commitment to fund a construction loan, the Savings Bank requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. The Savings Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of construction. Various potential factors including construction delays or the financial viability of the builder may further impair the borrower’s ability to repay the loan.

Consumer Loans – The Savings Bank offers automobile loans to our customers. In addition, on a limited basis, we make loans secured by deposit accounts up to 90% of the amount of the depositor’s collected deposit account balance.

The Savings Bank assigns credit risk grades to evaluated loans using grading standards employed by regulatory agencies. The following are the bank’s internally assigned grades:

Pass - Borrower has acceptable credit with minimal risk or slight chance of loss with any moderate deterioration. In most cases, historical debt service coverage of 1.10x or better for the last three fiscal year ends. Guarantors would provide good personal support, with adequate tangible net worth. Strengths continue to mitigate correctable weaknesses.

Special Mention - Borrower’s credit has potential weaknesses that deserve Management’s close attention. If left uncorrected, these potential weaknesses may, at some future date result in the deterioration of the repayment prospects. Credit is currently protected. Weaknesses are temporary in nature and should be corrected within a year. Loans in this risk rating category typically should not have this rating for more than nine to twelve months. If a loan in this category does not improve within the recommended time frame, Management must determine if deterioration is possible that would warrant further downgrades and an exit of the loan.

Substandard - Credit is inadequately protected by the current sound worth and paying capacity of the obligator or of the collateral pledged. A well-defined weakness exists that jeopardizes the liquidation of the credit. This may include insufficient cash flow or collateral, excessive leverage or a trend in losses. The distinct possibility of some loss exists if deficiencies are not corrected. The credit may be on non-accrual. In most instances, a Substandard Rating may result in an in-depth collateral analysis. The Bank is recognizing an elevated risk of loss and upon review of the collateral analysis, if a shortfall is recognized a corresponding reserve or charge-off should be taken.

Doubtful - Credit has all the weakness inherent in a loan classified substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation pending, capital injection, perfecting liens on additional collateral or refinancing plans. Credit should be on non-accrual.

Loss - Credits in this grade are considered uncollectable. Credit should be charged off, even though some partial recovery may be recognized in the future. Losses are to be charged off in the period in which they are determined uncollectable.

Age Analysis of Past Due Originated Loans Receivable

As of December 31, 2015

							Recorded
							Investment
	30-89 Days	90 Days	Total Past	Current		Total Loan	90 Days and
	Past Due	or more	Due	& Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)

Real Estate:
1-4 family Residential	$1,142	$1,172	$2,315	$164,716	$2,148	$168,006	$-
Multi-family	-	193	193	29,344	193	29,537	-
Construction	-	-	-	23,781	-	23,781	-
Commercial	-	62	62	94,339	62	94,461
Consumer	-	5	5	2,768	5	2,773	-
Total	$1,142	$1,432	$2,575	$314,948	$2,408	$318,558	$-

Age Analysis of Past Due Purchased Loans Receivable

As of December 31, 2015

							Recorded
							Investment
	30-89 Days	90 Days	Total Past	Current		Total Loan	90 Days and
	Past Due	or More	Due	& Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)

Real Estate:
1-4 family Residential	$4,213	$1,426	$5,639	$44,180	$2,714	$51,107	$-
Multi-family	-	-	-	2,988	109	3,097	-
Construction	-	-	-	-	-	-	-
Commercial	409	287	696	17,409	2,235	20,053	-
Consumer	-	-	-	121	-	121	-
Total	$4,622	$1,713	$6,335	$64,698	$5,058	$74,378	$-

Impaired Loans

As of December 31, 2015

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
		(In thousands)

Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$3,582	$3,582	$-	$3,780	$62
Multi-family	354	354	-	357
Construction	-	-	-	-	-
Commercial	5,144	5,144	-	5,736	62
Consumer	-	-	-	-	-
Total	$9,080	$9,080	$-	$9,873	$124
Purchased loans with a credit quality discount and an allowance recorded:
Real Estate:
1-4 family Residential	$-	$-	$-	$-	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$-	$-	$-	$-	$-
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$1,526	$1,526	$-	$1,303	$-
Multi-family
Residential	109	109	-	55	-
Construction	-	-	-	-	-
Commercial	430	430	-	542	-
Consumer	-	-	-	-	-
Total	$2,065	$2,065	$-	$1,900	$-
Purchased loans with an allowance recorded:
Real Estate:
1-4 family Residential	$555	$555	$93	$597	$-
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	287	287	47	144	-
Consumer	-	-	-	-	-
Total	$842	$842	$140	$741	$-

Impaired Loans

As of December 31, 2015

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
		(In thousands)

Originated loans with no related allowance recorded
Real Estate:
1-4 family Residential	$1,662	$1,662	$-	$1,514	$8
Multi-family	193	193	-	144	-
Construction	-	-	-	-	-
Commercial	15	15	-	65	1
Consumer	5	5	-	3	-
Total	$1,875	$1,875	$-	$1,726	$9
Originated loans with an allowance recorded:
Real Estate:
1-4 family Residential	$486	$486	$158	$577	$25
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	47	47	7	47	-
Consumer	-	-	-	-	-
Total	$533	$533	$165	$624	$25
Total:
Real Estate:
1-4 family Residential	$7,811	$7,811	$251	$7,771	$95
Multi-family	656	656	-	556	-
Construction	-	-	-	-	-
Commercial	5,923	5,923	54	6,534	63
Consumer	5	5	-	3	-
Total	$14,395	$14,395	$305	$14,864	$158

Credit Quality Indicators

As of December 31, 2014

Credit Risk Profile by Internally Assigned Grade

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

Age Analysis of Past Due Purchased Loans Receivable

As of December 31, 2014

							Recorded
							Investment
	30-89 Days	90 Days	Total Past	Current		Total Loan	90 Days and
	Past Due	or More	Due	& Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)

Real Estate:
1-4 family Residential	$1,846	$1,737	$3,583	$59,518	$2,144	$63,508	$-
Multi-family	-	-	-	3,316	-	3,316	-
Construction	-	-	-	-	-	-	-
Commercial	187	619	806	23,302	655	24,144	-
Consumer	-	-	-	119	-	119	-
Total	$2,033	$2,356	$4,389	$86,255	$2,799	$91,087	$-

Impaired Loans

As of December 31, 2014

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
		(In thousands)

Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$3,977	$3,977	$-	$3,578	$61
Multi-family	360	360	-	708
Construction	-	-	-	-	-
Commercial	6,329	6,329	-	6,460	286
Consumer	1	1	-	1	-
Total	$10,667	$10,667	$-	$10,747	$347
Purchased loans with a credit quality discount and an allowance recorded:
Real Estate:
1-4 family Residential	$53	$53	$19	$16	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$53	$53	$19	$16	$-
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
1-4 family Residential	$1,080	$1,080	$-	$1,863	$23
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	655	655	-	328	10
Consumer	-	-	-	8	-
Total	$1,735	$1,735	$-	$2,199	$33
Purchased loans with an allowance recorded:
Real Estate:
1-4 family Residential	$639	$639	$113	$263	$12
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$639	$639	$113	$263	$12

Impaired Loans

As of December 31, 2014

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
		(In thousands)

Originated loans with no related allowance recorded
Real Estate:
1-4 family Residential	$1,365	$1,365	$-	$1,786	$30
Multi-family	95	95	-	95	-
Construction	-	-	-	-	-
Commercial	115	115	-	397	7
Consumer	-	-	-	-	-
Total	$1,575	$1,575	$-	$2,278	$37
Originated loans with an allowance recorded:
Real Estate:
1-4 family Residential	$666	$666	$238	$214	$9
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	47	47	7	20	-
Consumer	-	-	-	-	-
Total	$713	$713	$245	$234	$9
Total:
Real Estate:
1-4 family Residential	$7,780	$7,780	$370	$7,720	$135
Multi-family	455	455	-	803	-
Construction	-	-	-	-	-
Commercial	7,146	7,146	7	7,205	303
Consumer	1	1	-	9	-
Total	$15,382	$15,382	$377	$15,737	$438

Modifications

As of December 31, 2015

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	6	$383	$383
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

	Number of	Recorded
	Contracts	Investment
(In thousands)
Troubled Debt Restructurings
That Subsequently Defaulted
Real Estate:
1-4 Family Residential	5	$837
Multi-family Residential	-	-
Construction	-	-
Commercial	1	1,532
Consumer	-	-

Modifications
As of December 31, 2014

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In thousands)
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	8	$2,529	$2,529
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	1	100	100
Consumer	-	-	-

	Number of	Recorded
	Contracts	Investment
(In thousands)
Troubled Debt Restructurings
That Subsequently Defaulted
Real Estate:
1-4 Family Residential	5	$724
Multi-family Residential	-	-
Construction	-	-
Commercial	1	99
Consumer	-	-

As of December 31, 2015, Cheviot Savings Bank had total troubled debt restructurings of $6.8 million. There were 40 one- to four-family residential loans totaling $4.1 million in troubled debt restructurings. The remaining $2.7 million in troubled debt restructurings consisted of three commercial loans. As of December 31, 2014, Cheviot Savings Bank had total troubled debt restructurings of $7.4 million. There were 37 one- to four-family residential loans totaling $5.5 million in troubled debt restructurings. The remaining $1.9 million in troubled debt restructurings consisted of five commercial loans. These loans were modified due to short term concessions with no impairment as Cheviot Savings Bank expects to recognize the full amount of the commitment. Cheviot Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.

NOTE E - OFFICE PREMISES AND EQUIPMENT

Office premises and equipment are comprised of the following at December 31:

	2015	2014
	(In thousands)

Land	$2,030	$2,030
Buildings and improvements, including construction-in-progress	12,108	12,268
Furniture and equipment	3,247	3,237
Automobiles	92	45
	17,477	17,580
Less accumulated depreciation	6,608	6,152

	$10,869	$11,428

At December 31, 2015 and 2014, the Corporation had capitalized interest costs of approximately $11,000 related to the construction of branch offices.

NOTE F - DEPOSITS

Deposits consist of the following major classifications at December 31:

Deposit type and weighted-average interest rate

	2015	2014
	(In thousands)

NOW accounts
2015 – 0.08%	$101,375
2014 – 0.09%		$87,783
Passbook accounts
2015 – 0.08%	41,115
2014 – 0.06%		35,841
Money market demand deposit
2015 – 0.20%	113,277
2014 – 0.20%		118,747
Total demand, transaction and passbook deposits	255,767	242,371

Certificates of deposit
Original maturities of:
Less than 12 months
2015 – 0.82%	30,303
2014 – 1.96%		48,835
12 to 18 months
2015 – 0.62%	52,778
2014 – 0.53%		57,388
24 months – 36 months
2015 – 0.55%	15,474
2014 – 0.56%		22,339
Over 36 months
2015 – 1.78%	100,563
2014 – 1.74%		80,851

Total certificates of deposit	199,118	209,413

Total deposits	$454,885	$451,784

The Savings Bank had deposit accounts with balances in excess of $250,000 totaling $53.4 million and $48.7 million, including intercompany accounts totaling $5.8 million and $7.6 million, which are eliminated in consolidation at December 31, 2015 and 2014, respectively. At December 31, 2015 the standard maximum deposit insurance amount was $250,000.

Interest expense on deposits is summarized as follows at December 31:

	2015	2014	2013
	(In thousands)

Passbook savings and money market demand deposits	$271	$263	$273
NOW deposits	79	73	71
Certificates of deposit	2,637	2,650	3,278

	$2,987	$2,986	$3,622

Maturities of outstanding certificates of deposit are summarized as follows at December 31:

	2015	2014
	(In thousands)

Less than six months	$62,954	$68,592
Six months to one year	45,127	46,017
Over one year to three years	45,691	67,155
Over three years	45,346	27,649

	$199,118	$209,413

In the ordinary course of business, the Corporation accepts deposits from officers and directors. At December 31, 2015 and 2014, total deposits from officers and directors totaled approximately $779,000 and $840,000, respectively.

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank, collateralized at December 31, 2015 and 2014 by pledges of certain residential mortgage loans totaling $13.2 million and $18.5 million, respectively, and the Savings Bank’s investment in Federal Home Loan Bank stock are summarized as follows:

	Maturing
	year ending
Interest rate range	December 31,	2015	2014
(at fixed rates)		(Dollars in thousands)

4.31% - 5.36%	2015	$-	$573
4.07% - 5.25%	2016	10,104	10,296
5.27% - 5.35%	2017	196	406
1.38% - 4.18%	2018	840	1,367
1.81%	2020	1,438	2,209

		$12,578	$14,851

Weighted-average interest rate		3.77%	3.72%

The borrowings require principal payments as follows:

	2015	2014

One year or less	$11,118	$5,580
Over one year through three years	1,460	9,271

	$12,578	$14,851

NOTE H - FEDERAL INCOME TAXES

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for years ended December 31, 2015, 2014, and 2013 as follows:

	2015	2014	2013
	(Dollars in thousands)

Federal income taxes at statutory rate	$461	$1,504	$630
Increase (decrease) in taxes resulting primarily from:
Stock compensation	120	33	8
Nontaxable interest income	(21)	(42)	(39)
Cash surrender value of life insurance	(152)	(158)	(164)
Other	26	7	(14)

Federal income taxes per financial statements	$434	$1,344	$421

Effective tax rate	32.1%	30.4%	22.7%

The composition of the Corporation’s net deferred tax asset at December 31 is as follows:

Taxes (payable) refundable on temporary	2015	2014
differences at statutory rate:	(In thousands)

Deferred tax assets:
General loan loss allowance	$1,202	$759
Deferred compensation	53	82
Stock benefit plans	47	166
Merger related transaction costs	118	118
Net operating loss carryforward	134	771
Reserve for uncollected interest	95	101
Real estate owned	187	205
Fair market value adjustments	823	929
Unrealized losses on securities available for sale	241	796
AMT credit carryforward	586	305
Other	48	54
Total deferred tax assets	3,534	4,286

Deferred tax liabilities:
Deferred loan origination costs	(540)	(540)
Federal Home Loan Bank stock dividends	(1,749)	(1,749)
Fixed asset basis difference	(514)	(570)
Mortgage servicing rights	(444)	(405)

Total deferred tax liabilities	(3,247)	(3,264)

Net deferred tax asset	$287	$1,022

The Corporation was allowed a special bad debt deduction. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at December 31, 2015 include approximately $3.0 million for which federal income taxes have not been provided. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction at December 31, 2015 was approximately $1.0 million.

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans and fair value adjustments arising from the First Franklin acquisition. The Corporation has approximately $394,000 of operating losses to carryforward for the next 17 years.

NOTE I – COMMITMENTS & CONTINGENCIES

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statements of financial condition. The contract or notional amounts of the commitments reflect the extent of the Corporation’s involvement in such financial instruments.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

At December 31, 2015, the Corporation had one outstanding commitment to originate variable-rate loans with an interest rate of 3.50% for $250,000 and secured by commercial business assets. At December 31, 2015, the Corporation had 13 outstanding commitments to originate fixed-rate loans with an interest rate range of 2.75% - 5.25% for $1.7 million and secured by 12 one- to four-family residential real estate properties and one commercial real estate property. Additionally, the Corporation had unused lines of credit under home equity loans and commercial lines of credit totaling $40.6 million and $27.4 million at December 31, 2015 and 2014, respectively. In the opinion of management, all loan commitments equaled or exceeded prevalent market interest rates as of December 31, 2015 and 2014, and such commitments have been underwritten on the same basis as that of the existing loan portfolio. Management believes that all loan commitments are able to be funded through cash flow from operations and existing excess liquidity. Fees received in connection with these commitments have not been recognized in earnings.

The Corporation had lease obligations on three of its branch facilities and one land lease. The lease obligations totaling $448,000 expire by 2022 with renewable terms.

In 2009, the Savings Bank entered into contract with COCC for the next six and a half years.  During 2014, the Savings Bank entered into a one year extension. COCC will provide the CORE banking services for the Savings Bank at a minimum annual cost of $276,000.

NOTE J - REGULATORY CAPITAL

The Savings Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulation involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action that, if undertaken, could have a direct material effect on the consolidated financial statements.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. In March 2015, the most recent regulatory notifications categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes have changed the institution’s category. Management believes that, under current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

On June 7, 2012, the Federal Reserve Board issued a final rule substantially amending the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC subsequently approved a similar final rule on June 13, 2012. The final rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2013. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

On August 30, 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period running through October 22, 2012.

In early July 2013, the Federal Reserve Board approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The following tables summarize the Bank’s capital amounts and the ratios required:

					As of December 31, 2015
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)

Tier 1 Leverage	$78,699	13.9%	>$22,581	>4.0%	>$28,227	>5.0%

Common Equity Tier 1 Risk-Based Capital	$78,699	21.6%	>$ 16,416	>4.5%	>$23,711	>6.5%

Tier 1 Risk-Based Capital	$78,699	21.6%	>$ 21,888	>6.0%	>$29,183	>8.0%

Total Risk-Based Capital	$82,236	22.5%	>$29,183	>8.0%	>$36,479	>10.0%

					As of December 31, 2014
					To be “well-
					capitalized” under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)

Tier 1 capital to risk-weighted Assets	$77,752	24.5%	>$12,679	>4.0%	>$19,019	>6.0%

Tangible capital	$77,752	13.9%	>$8,567	>1.5%	N/A	N/A

Core capital	$77,752	13.9%	>$22,845	>4.0%	>$28,556	>5.0%

Risk-based capital	$79,988	25.2%	>$25,358	>8.0%	>$31,698	>10.0%

The Savings Bank’s management believes that, under the current regulatory capital regulations, the Savings Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Savings Bank, such as increased interest rates or a downturn in the economy in the Savings Bank’s market area, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

NOTE K - CHEVIOT FINANCIAL CORP. CONDENSED FINANCIAL INFORMATION

The following condensed financial statements summarize the financial position of the Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015, 2014, and 2013:

CHEVIOT FINANCIAL CORP.

STATEMENT OF FINANCIAL CONDITION

For the years ended December 31, 2015 and 2014

(In thousands)

ASSETS	2015	2014

Cash in Cheviot Savings Bank	$5,800	$7,584
Cash and due from banks	42	40
Loan receivable - ESOP	1,266	1,326
Investment in Cheviot Savings Bank	88,650	87,025
Prepaid expenses and other assets	87	-
Prepaid federal income taxes	621	90
Deferred federal income taxes	118	118

Total assets	$96,584	$96,183

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and other liabilities	$115	$1
Total liabilities	115	1

Common stock	68	67
Additional paid-in capital	56,757	55,980
Shares acquired by stock benefit plans	(1,374)	(1,470)
Retained earnings	41,486	43,151
Accumulated comprehensive loss,
Unrealized losses on securities available for sale, net of tax effects	(468)	(1,546)

Total shareholders’ equity	96,469	96,182

Total liabilities and shareholders’ equity	$96,584	$96,183

CHEVIOT FINANCIAL CORP.

STATEMENT OF EARNINGS

For the years ended December 31, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013

Income
Interest income	$4	$10	$97
Gain on sale of investment securities	-	795	-
Equity in earnings of
Cheviot Savings Bank	1,558	2,785	1,584
Total income	1,562	3,590	1,681

General, administrative and other expense	970	367	327

Earnings before federal income tax expense (benefits)	592	3,223	1,354

Federal income tax expense (benefits)	(328)	144	(78)

Net earnings	$920	$3,079	$1,432

CHEVIOT FINANCIAL CORP.

STATEMENT OF CASH FLOWS

Years ended December 31, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013

Cash flows provided by (used in) operating activities:
Net earnings for the year	$920	$3,079	$1,432
Equity in undistributed earnings of Cheviot Savings Bank	(1,558)	(2,785)	(1,546)
Amortization of expense related to stock benefit plans	(120)	(14)	419
Gain on sale of investment securities	-	(795)	-
Dividend from Cheviot Savings Bank	1,350	2,600	1,583
Increase (decrease) in cash due to changes in Prepaid expenses and other assets	(87)	-	737
Accounts payable and other liabilities	114	(16)	10
Prepaid federal income taxes
Current	(531)	121	(78)
Deferred	-	-	-
Net cash provided by operating activities	88	2,190	2,557

Cash flows provided by (used in) investing activities:
Purchase of corporate securities	-	-	(1,920)
Proceeds from sale of investment securities	-	2,715	-
Net cash flows provided by (used in) investing activities	-	2,715	(1,920)

Cash flows provided by (used in) financing activities:
Stock option expense, net	180	71	23
Stock options exercised	534	111	-
Common stock repurchased	-	(1,441)	(8,581)
Common stock issued	1	(9)	-
Dividends paid	(2,585)	(2,367)	(2,437)
Net cash (used in) financing activities	(1,870)	(3,635)	(10,995)

Net increase in cash and cash equivalents	(1,782)	1,270	(10,358)

Cash and cash equivalents at beginning of year	7,624	6,354	16,712

Cash and cash equivalents at end of year	$5,842	$7,624	$6,354

NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes the Corporation’s quarterly results for the years ended December 31, 2015 and 2014.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2015:	(In thousands, except per share data)

Total interest income	$4,495	$4,500	$4,604	$4,452
Total interest expense	821	839	861	891

Net interest income	3,674	3,661	3,743	3,561
Provision for losses on loans	580	660	280	143
Net interest income after provision for loan losses	3,094	3,001	3,463	3,418
Other income	755	750	781	681
General, administrative and other expense	3,794	3,287	3,430	4,076

Earnings before income taxes	55	464	814	23
Federal income taxes	13	134	266	22

Net earnings	$42	$330	$548	$1

Earnings per share:
Basic and diluted	$.01	$.05	$.08	$.00

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2014:	(In thousands, except per share data)

Total interest income	$4,579	$4,573	$4,629	$4,653
Total interest expense	827	868	905	920

Net interest income	3,752	3,705	3,724	3,733
Provision for losses on loans	214	255	355	200
Net interest income after provision for loan losses	3,538	3,450	3,369	3,533
Other income	961	923	935	1,044
General, administrative and other expense	3,278	3,062	3,574	3,416

Earnings before income taxes	1,221	1,311	730	1,161
Federal income taxes	385	410	203	346

Net earnings	$836	$901	$527	$815

Earnings per share:
Basic and diluted	$.13	$.14	$.08	$.12

NOTE M – GOODWILL AND INTANGIBLE ASSETS

11. Goodwill and Intangible Assets

In March 2011, the Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings totaling $11.6 million. Under the purchase method, the Company is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the value of net assets acquired represents goodwill, which is not subject to amortization.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill recorded by the Company in connection with its acquisition relates to the inherent value in the business acquired and this value is dependent upon the Company’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually, to determine the reasonableness of the recorded amount. During the year ended December 31, 2014, the Company adopted the provisions of FASB ASC 2011-08, Intangibles – Goodwill and Other (Topic 350), which provides the option to first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount. Absent such determination, the Company does not need to apply the traditional two-step goodwill impairment test. If the Company does need to proceed to the two-step goodwill impairment test, an impairment loss is recognized in earnings only when the carrying amount of goodwill is less than its implied fair value. The Corporation did not recognize any impairment during the period ended December 31, 2015. The carrying amount of the goodwill at December 31, 2015 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the year ended December 31, 2015, no such adjustments were recorded. The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at December 31, 2015 was $1.3 million with $1.0 million in accumulated amortization as of that date.

As of December, 31, 2015, the current year and estimated future amortization expense for the core deposit intangible was:

	2016	$110
	2017	110
	2018	54
Total		$274

NOTE N – SUBSEQUENT EVENTS

Dividend

On February 16, 2016, Cheviot Financial Corp. announced a quarterly dividend of $0.10 per share to shareholders of record March 15, 2016. The dividend will be paid March 31, 2016.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2015 is effective using these criteria.

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

Directors

The business experience for at least the past five years of each member of the Board of Directors is set forth below. The biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Corporate Governance and Nominating Committee and the Board of Directors to determine that the person should serve as a director. Age information is as of December 31, 2015.

As described in a prior filing by Cheviot Financial Corp. with the Securities and Exchange Commission, on October 22, 2014, Cheviot Financial Corp. and Cheviot Savings Bank entered into an agreement (the “Agreement”) with Seidman and Associates L.L.C., Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., LSBK06-08, L.L.C., Broad Park Investors, L.L.C., CBPS, L.L.C., 2514 Multi-Strategy Fund, L.P., Veteri Place Corporation, Sonia Seidman, Lawrence B. Seidman and J. David Rosenberg, pursuant to which Mr. Rosenberg was appointed to the Boards of Directors of Cheviot Financial Corp. and Cheviot Savings Bank for an initial term ending at the 2016 annual meetings of stockholders of Cheviot Financial Corp. and Cheviot Savings Bank, respectively.

Except for the Agreement or otherwise as indicated herein, there are no arrangements or understandings between the directors and any other person pursuant to which such directors were selected.

Terms Expiring at the 2016 Annual Meeting of Shareholders

Mark T. Reitzes, 55, is the President and Chief Executive Officer of Cheviot Financial Corp. and Cheviot Savings Bank, positions he was initially appointed to on an interim basis in February 2015, and which became permanent in April 2015. Mr. Reitzes joined the boards of directors of Cheviot Financial Corp. and Cheviot Savings Bank in July 2014. Mr. Reitzes previously had a 22-year career with The Huntington National Bank where he had served most recently as President of the Southern Ohio/Kentucky Region. Subsequent to serving at Huntington National Bank, Mr. Reitzes worked with and consulted for Brandicorp, Inc. as the Chief Operating Officer. Prior to that, Mr. Reitzes worked with KPMG LLP, the Office of Thrift Supervision, and Sunrise Savings Bank. Mr. Reitzes’ significant prior experience in banking provides him with extensive knowledge of banking operations and business generation, and his positions as President and Chief Executive Officer foster clear accountability, effective decision-making, a clear and direct channel of communication from senior management to the full board of directors, and alignment on corporate strategy.

J. David Rosenberg, 66, is a Senior Partner of Keating Muething & Klekamp, PLL where he has practiced law since 1974.  His law practice has focused principally on financial transactions often involving banks, publicly traded securities or privately placed investments.  He previously has served on the boards of directors of publicly traded companies, including Local Financial Corp. (1998 to 2004), the $2.9 billion asset parent of Oklahoma City based Local Oklahoma Bank.  Mr. Rosenberg joined the boards of directors of Cheviot Financial Corp. and Cheviot Savings Bank in November 2014. From his diverse experiences as an attorney and director of other companies, Mr. Rosenberg has developed broad based knowledge and independent judgment about issues impacting Cheviot Financial Corp.

James E. Williamson, 71, was the District Administrator (Director) of Oak Hills Local School District in Cincinnati, Ohio from 2000 until his retirement in 2005. Mr. Williamson was Oak Hills High School principal in Cincinnati, Ohio from 1989 to 2000. Mr. Williamson serves as the Chairman of Cheviot Financial Corp. Mr. Williamson has served as a director of Cheviot Savings Bank since 1997. Mr. Williamson has lived in the local community most of his life. As a district administrator he has experience working with budgets, financial planning and oversight.

Term Expires at the 2017 Annual Meeting of Shareholders

John T. Smith, 70, is the Secretary of Hawkstone Associates, Inc. dba Triumph Energy Corp., a gasoline wholesaler and retailer. Mr. Smith is the father of Scott T. Smith, our Chief Financial Officer and Chief Financial Officer of Cheviot Savings Bank. Mr. Smith serves as the Executive Secretary of Cheviot Financial Corp. Mr. Smith has served as a director of Cheviot Savings Bank since 1995. Mr. Smith has lived in the local community much of his life. His experience as Secretary and prior experience as Treasurer of Hawkstone Associates provides a business knowledge of the local economy, and dealing with people as customers and employees.

Term Expires at the 2018 Annual Meeting of Shareholders

Steven R. Hausfeld, 58, is a Certified Public Accountant who owns a local accounting practice. Mr. Hausfeld previously served as a school board member for the Oak Hills Local School District through December, 2005. Mr. Hausfeld has served as a director of Cheviot Savings Bank since 2005. Mr. Hausfeld serves as the financial expert on the Audit Committee. Mr. Hausfeld has lived in the local community much of his life. As a result, he understands the people Cheviot Savings Bank serves. His experience as a Certified Public Accountant allows him to serve as the financial expert on the Audit Committee.

Executive Officers Who Are Not Directors

Jeffrey J. Lenzer, 54, was named Senior Vice President of Operations in 2015. He had been our Vice President of Operations since 2005. Prior to that, he served as the Vice President of Lending.

Kevin M. Kappa, 58, was named Senior Vice President of Compliance in 2015 and had been our Vice President of Compliance since 1993.

Timothy J. Beck, 56, was named Senior Vice President of Residential Lending in 2015. He served as Vice President of Residential Lending for three years and prior to that served as Assistant Vice President of Lending.

Scott T. Smith, 46, was named Senior Vice President, Chief Financial Officer and Treasurer in 2015, and had been our Chief Financial Officer and Treasurer since 1999. Mr. Smith is the son of Director John T. Smith.

Daniel C. James, 58, was hired as Vice President, Commercial Lending in March 2015 and was promoted to Senior Vice President in July 2015. For the five years preceding, Mr. James served as Team Lead-Vice President of Business Banking for The Huntington National Bank since 2009 and was employed with Huntington as the Credit Specialist in the Southwest Region since 2002.

Patricia L. Walter, 40, has been our Senior Vice President of Finance since July 2015. Ms. Walter joined Cheviot Savings Bank in 2005 as Controller, having previously worked for six years with Grant Thornton LLP and for two years for Comair, Inc. as the Manager of Corporate Accounting.

Audit Committee

The Audit Committee consists of Messrs. Hausfeld, Rosenberg and Williamson, with Mr. Williamson serving as chairman. Each is an “independent” director as defined in Rule 5605(a)(2) of the listing standards of the NASDAQ Stock Market and Rule 10A-3 of the Securities and Exchange Commission. Mr. Hausfeld has been designated as the audit committee’s financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors, executive officers and greater than 10% shareholders are required by regulations of the SEC to furnish us with copies of all Section 16(a) reports they file. Such reports are filed on Forms 3, 4 and 5 under the Exchange Act. Based solely on our review of the copies of such forms received by us, Vice President Thomas A. Gerdes filed a late Form 4 to report the purchase of 190 shares of common stock. Senior Vice President Kevin M. Kappa filed a late Form 4 to report the sale of 1,500 shares of common stock and filed a late Form 4 to report the exercise of stock options and the disposition to Cheviot Financial Corp. of shares of common stock to pay for the option exercise price. Vice President Jeffrey J. Lenzer filed a late form 4 to report the sale of 2,000 shares of common stock. We believe that during the year ended December 31, 2015, all other directors, executive officers and greater than 10% shareholders filed on a timely basis the reports required by Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. The Code of Ethics requires our directors, executive officers and employees to avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. Under the terms of the Code of Ethics, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary. It is the intent of the Compensation Committee to provide our Named Executive Officers (defined below) with a total compensation package that is market competitive, promotes the achievement of our strategic objectives and is aligned with operating and other performance metrics to support long-term shareholder value. In addition, we have structured our executive compensation program to include elements that are intended to create appropriate balance between risk and reward. Our Named Executive Officers are President and Chief Executive Officer Mark T. Reitzes, Senior Vice President - Chief Financial Officer Scott T. Smith, Senior Vice President—Compliance Kevin M. Kappa, Senior Vice President—Operations Jeffrey J. Lenzer and Senior Vice President—Finance Patricia L. Walter.

Compensation Philosophy. The primary objectives of our executive compensation programs are to attract and retain highly-qualified executives and to encourage extraordinary management efforts through well-designed incentive opportunities, with the goal of improving the performance of Cheviot Financial Corp. and its subsidiaries consistent with the interests of our shareholders. We base our compensation decisions on three basic principles:

•	Meeting the Demands of the Market – Our goal is to compensate our employees at competitive levels that position us as the employer of choice among our peers who provide similar financial services in the markets we serve.

•	Aligning with Shareholders – We intend to use equity compensation as a key component of our compensation mix to develop a culture of ownership among our key personnel and to align their individual financial interests with the interests of our shareholders.

•	Driving Performance – We base compensation in part on the attainment of company-wide, business unit and individual targets that return positive results to our bottom line.

Executive compensation includes base salary, discretionary bonus and equity incentive awards. The programs are intended to reward the accomplishment of strategic plan goals and objectives as evaluated by members of the compensation committee. They are further intended to reward enhanced shareholder value as measured by the trading price of our common stock.

Effect of 2015 Advisory Vote on Named Executive Officer Compensation. At our 2015 Annual Meeting, we provided our shareholders with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay proposal”). At our 2015 Annual Meeting of Shareholders, 92.3% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes this affirms shareholders’ support of our approach to executive compensation, and therefore, the Compensation Committee did not significantly change its approach in 2015. The Compensation Committee will continue to consider the outcome of our say-on-pay vote, regulatory changes and emerging best practices when making future compensation decisions for the Named Executive Officers.

Role of the Compensation Committee. The Compensation Committee is responsible for reviewing all compensation components for the Named Executive Officers annually, including base salary, annual incentive, long-term incentives/equity, benefits and other perquisites. The committee examines the total compensation mix, pay-for-performance relationship, and how all these elements in the aggregate comprise each executive’s total compensation package to ensure that our compensation is competitive in the market place and that the mix of benefits accurately reflects our compensation philosophy. The Compensation Committee operates under a written charter that establishes its responsibilities. A copy of the charter can be found on our website under the Investor Relations tab.

Role of Compensation Consultant. The Compensation Committee has the authority to engage compensation consultants from time to time to assist it in the compensation governance process for determining the compensation of our Named Executive Officers. The Compensation Committee did not use the services of a compensation consultant to assist in determining compensation of our Named Executive Officers or other officers during 2015. The Compensation Committee reviews information that is made available by Ohio Bankers and the Independent Community Bankers Association, but is not prepared specifically for Cheviot Savings Bank.

Role of Management. The executive officers who serve as a resource to the Compensation Committee are the President and Chief Executive Officer, with respect to compensation for the other Named Executive Officers, and the Vice President of Human Resources, with respect to compensation of other officers and employees of Cheviot Savings Bank. The executives provide the Compensation Committee with data, analyses, input and recommendation. The Compensation Committee considers our Chief Executive Officer’s evaluation of each Named Executive Officer’s performance and recommendation of appropriate compensation. However, our Chief Executive Officer does not participate in any decisions relating to his own compensation.

Components of Executive Compensation and 2015 Decisions. Our compensation program consists of four main components: base salary, annual incentives, long-term incentive/equity, and benefits and perquisites. The following section summarizes the role of each component, how decisions are made and the resulting 2015 decision process as it relates to the named executive officers.

Base Salary. In determining the base salary of executive officers, the committee reviewed, among other things, third party surveys of peer institutions, the historical compensation of those officers under review and performance measures of Cheviot Financial Corp. and its subsidiaries. The calendar 2015 average increase for our Named Executive Officers other than Mr. Reitzes was 3.2%. Mr. Reitzes received an increase in base salary to $275,000 from $250,000 in April 2015 in connection with his position as President and Chief Executive Officer being changed to permanent from interim. The Compensation Committee concluded that the level of base salary did not need to be further raised in order to accomplish the objectives noted above.

Bonus – Chief Executive Officer. Pursuant to the terms of his employment agreement with Cheviot Savings Bank, Mr. Reitzes was entitled to an annual bonus for the period from April 1, 2015 through December 31, 2015, calculated as follows: for a return on average assets (“ROA”) of 0.65%, $25,000; (b) for an ROA of 0.70%, $40,000; for an ROA of 0.75%, $70,000; and for an ROA of 0.80%, $117,000. Because Cheviot Savings Bank had an ROA of 0.28% during this period, Mr. Reitzes did not receive a bonus.

Bonus – Other Named Executive Officers. We provide performance-based cash incentive awards to all Cheviot Savings Bank employees, including Named Executive Officers, under our Bonus Plan. Cash incentives are used to motivate and reward achievement of corporate and individual performance objectives, while allowing for control of discretionary compensation expenses. Minimum criteria for payment of bonuses are satisfactory regulatory examination results, an ROA of 0.30%, an individual satisfactory performance review and satisfaction of at least four out of five pre-determined individual goals.

For our executive officers, the Bonus Plan provides for potential bonus payments from between 10% to 50% of base salary for different levels of ROA. For 2015, ROA was calculated from January 1, 2015 to December 31, 2015, with bonus opportunities available as follows:

Target Bonus
ROA (%)	Percent of Base Salary

0.30 to 0.39	10.0%
0.40 to 0.49	10.0%
0.50 to 0.59	10.0%
0.60 to 0.69	15.0%
0.70 to 0.79	20.0%
0.80 to 0.89	25.0%
0.90 to 0.99	30.0%
1.00 to 1.19	35.0%
1.20 to 1.39	40.0%
1.40 to 1.59	45.0%
1.60 to 1.79	50.0%
1.80 to 1.99	50.0%
2.00 or over	50.0% maximum

For our named executive officers other than Mr. Reitzes, the following goals were established for Messrs. Smith, Kappa and Lenzer and Ms. Walter. Officers must maintain professionalism, high quality of work, adherence to policy, initiative and produce at a high level. All named executive officers achieved their goals. In addition, the results of the individual performance reviews were as follows: Mr. Smith, met expectations; Mr. Kappa, exceeded expectations; Mr. Lenzer, exceeded expectations and Ms. Walter, exceeded expectations. Because Cheviot Savings Bank had an ROA of 0.29% for the period, the Compensation Committee did not grant bonuses to the other executive officers.

Equity Incentives. The Compensation Committee believes that equity-based compensation can provide an important incentive to executive officers while also aligning their interests with those of shareholders, since the value of the compensation will depend upon stock price performance. Stock option awards and restricted stock awards were granted to executive officers as set forth in “Executive Compensation—Plan-Based Awards.” All grants were subject to a five-year and seven-year vesting schedule, with 20% or 14.3% of the awards vesting each year. Mr. Reitzes was granted restricted stock in February 2015 upon his initial appointment as Interim President and Chief Executive Officer. The equity incentive elements of total compensation are intended to further the Compensation Committee’s objectives of executive retention through longer vesting schedules and enhanced shareholder value due to the value of grants being tied to the trading price of our common stock. The grant price and the exercise price of the option awards granted were equal to the closing market price for our shares of common stock on the grant date.

Risk Mitigation. The Compensation Committee believes that it maintains the appropriate balance of compensation elements to motivate executives and reward accomplishments. Performance-based incentive awards play an important role in the executive compensation program, but their use is balanced to provide stability and to avoid encouraging strategies and risk-taking that might not align with the long-term best interests of Cheviot Financial Corp. and its stockholders and safe and sound banking practices.

Cheviot Financial Corp. is mindful of sound regulatory compensation practices that are designed to cause banking institutions to structure compensation programs in a way that does not provide incentives for executives to take imprudent or excessive risks. Cheviot Financial Corp.’s compensation program is designed to mitigate risk by (1) providing non-performance-based salaries, retirement and fringe benefits that are competitive in the market, permit executives to pay living expenses and provide stability without reliance on incentives; (2) incorporating cash incentives to reward performance in accordance with Cheviot Financial Corp.’s predefined annual and strategic goals and objectives; (3) including long-term incentives in the form of restricted stock awards and/or stock options to maintain focus on long-term shareholder value; and (4) considering prior period results, the exposure to risk, and actual risk outcomes in determining current and future compensation. The use of equity-based long term compensation reflects Cheviot Financial Corp.’s compensation program’s goals of aligning the interests of executives and stockholders, thereby reducing the exposure to imprudent or excessive risk-taking. Cheviot Financial Corp. believes these features recognize the balance between the need to accept risk exposure in the successful operation of its business and the need to identify and prudently manage that risk.

ESOP. The Employee Stock Ownership Plan is a tax-qualified retirement plan that benefits all eligible Cheviot Savings Bank employees proportionately. The Employee Stock Ownership Plan is not separately considered in the review and evaluation of annual executive compensation. Employee Stock Ownership Plan allocations are made annually as of December 31 to all eligible Cheviot Savings Bank employees. An employee must complete a full year of service and be employed by us on December 31 in order to receive an annual allocation each year. In the event of plan termination, all allocated benefits become fully vested immediately. Dividends paid with respect to shares of Cheviot Financial Corp. stock allocated to participant accounts will be used to repay any Employee Stock Ownership Plan loan or credited proportionately to participant accounts.

Decisions for 2016. Pursuant to the terms of his employment agreement with Cheviot Savings Bank, Mr. Reitzes’ base salary is adjusted based on the results of his annual performance review, which is based on performance goals. The following table sets forth the performance goals, the weighting applied to each goal and results for 2015.

Performance Goal	Weighting	2015 Performance

ROA of 0.65%	10%	0.28%
Community involvement	20%	Yes
Generation of $200 million of closed commercial loans	10%	$111.2 million
Generation of $90 million of sold residential loans	10%	$47.7 million
Generation of $64.2 million of retained residential loans	10%	$36.7 million
Generation of $40 million of builder or construction loans for sale	10%	—
Increase of deposit growth of $157 million	15%	$3.1 million increase
Efficiency ratio of 69% or better	15%	82.9%

Based on these results, the Compensation Committee did not increase Mr. Reitzes’ base salary for 2016. In addition, the Compensation Committee did not increase the base salaries of the other Named Executive Officers.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the section of this Annual Report entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Compensation Committee recommended to the board of directors that the “Compensation Discussion and Analysis” be included in this Annual Report.

This report has been provided by the Compensation Committee:

Steven R. Hausfeld, Chairman

J. David Rosenberg

James E. Williamson

Executive Compensation

Summary Compensation Table. The following table shows for the three years ended December 31, 2015, certain information as to the total remuneration paid to Mr. Reitzes, who serves as our President and Chief Executive Officer, remuneration paid to our former President and Chief Executive Officer and remuneration paid to Scott T. Smith, our Chief Financial Officer, and to our three most highly compensated executive officers other than Mr. Reitzes (“Named Executive Officers”). The “Change in pension value and nonqualified deferred compensation earnings and bonus columns have been excluded as there was no compensation to report for these columns for the years indicated.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Stock awards(1) ($)	Option awards(1) ($)	Non equity incentive plan compensation ($)	All other compensation(2) ($)	Total ($)
Mark. T. Reitzes,	2015	242,308	57,526	90,000	—	6,297	396,131
President and Chief
Executive Officer

Scott T. Smith,	2015	141,450	—	23,568	—	18,051	183,069
Senior Vice President—
Chief Financial Officer

Kevin M. Kappa,	2015	138,370	—	7,865	—	17,673	163,908
Senior Vice President—	2014	135,759	—	56,160	10,861	15,960	218,740
Compliance	2013	135,605	—	—	—	27,551	163,156

Jeffrey J. Lenzer,	2015	155,297	—	7,865	—	19,879	183,041
Senior Vice President—	2014	152,367	—	56,160	12,189	17,953	238,669
Operations	2013	152,194	—	—	—	30,957	183,151

Patricia L. Walter,	2015	122,836	36,975	26,300	—	14,862	200,973
Senior Vice President—
Finance

Thomas J. Linneman,	2015	37,758	—	—	—	782,520	820,278
Former President—	2014	280,488	—	112,320	—	47,279	440,087
Chief Executive Officer(3)	2013	280,171	—	—	—	65,036	345,207

(footnotes begin on following page)

(footnotes from previous page)

(1)	Represents the grant date fair value of the stock and option awards received by the Named Executive Officers during the calendar year. The grant date fair value of the stock and option awards have been computed in accordance with the stock-based compensation accounting rules under FASB ASC Topic 718. A discussion of the assumptions used in calculating the award values may be found at footnote A to our audited financial statements for the year ended December 31, 2015.
(2)	For 2015 includes: (i) employer contributions of $—, $11,935, $11,653, $13,296, $9,805and $1,133 allocated to the accounts of Mr. Reitzes, Mr. Smith, Mr. Kappa, Mr. Lenzer, Ms. Walter and Mr. Linneman, respectively, under the Cheviot Savings Bank 401(k) Retirement Savings Plan; (ii) the fair market value at December 31, 2015 of the shares of common stock allocated pursuant to the Cheviot Financial Corp. Employee Stock Ownership Plan in 2015, representing $—, $4,701, $4,605, $5,168, $3,642 and $— for each of Mr. Reitzes, Mr. Smith, Mr. Kappa, Mr. Lenzer, Ms. Walter and Mr. Linneman, respectively; and (iii) life insurance premiums in the amount of $1,297, $1,415, $1,415, $1,415, $1,415 and $118 paid on behalf of Mr. Reitzes, Mr. Smith, Mr. Kappa, Mr. Lenzer, Ms. Walter and Mr. Linneman, respectively. Also includes board fees in the amount of $5,000 and $6,666 that were earned by Mr. Reitzes and Mr. Linneman in 2015, respectively. In connection with his retirement, effective February 6, 2015, Mr. Linneman received a payment of $765,330 plus continued medical and dental premiums for 18 months, which has an estimated value of $9,273.
(3)	Mr. Linneman retired, effective February 6, 2015.

Employment and Change in Control Agreements

Employment Agreement with Mr. Reitzes. Cheviot Savings Bank is a party to an agreement with Mr. Reitzes, dated April 23, 2015, through which he serves as President and Chief Executive Officer. The agreement provides for a one-year term and the term extends on an annual basis, unless either party provides the other party with a written notice that the term will not be extended.  The agreement provides for an annual salary of $275,000.  In addition, the agreement provides for, among other things, participation in an annual bonus plan and Cheviot Savings Bank’s employee benefit plans.

 If Cheviot Savings Bank terminates Mr. Reitzes’ employment for a reason other than for “cause,” as defined in the agreement, Mr. Reitzes will be entitled to receive his base salary for 12 months provided that he signs a separation agreement and release of claims.  If Mr. Reitzes terminates his employment for “cause,” as defined in the agreement, he will be entitled to receive his salary from the date of such termination through the next anniversary date of the agreement, and then for an additional 12-month period.

If, within 24 months following a change in control, Cheviot Savings Bank terminates Mr. Reitzes’ employment without cause or Mr. Reitzes terminates his employment for “good reason,” as defined in the agreement, he will be entitled to receive a cash severance amount equal to two times his base salary, as well as two years of group health, dental and vision insurance.  In addition, stock options to which Mr. Reitzes is entitled as of the date of termination will be accelerated according to the terms of the applicable stock benefit plan.  In the event Cheviot Savings Bank terminates Mr. Reitzes for cause, he will be entitled to any accrued but unpaid compensation through the date of termination.

The agreement requires Mr. Reitzes to adhere to non-solicitation restrictions during the term of the agreement and for one-year following his termination of employment.

Change in Control Agreements with Messrs. Smith, Kappa and Lenzer and Ms. Walter. Cheviot Savings Bank is a party to change in control agreements (the “Agreement” or “Agreements”) with each of Messrs. Smith, Lenzer and Kappa and Ms. Walter (the “Executive” or “Executives”) to provide benefits to each of them upon a change in control of Cheviot Savings Bank or Cheviot Financial Corp. Each Agreement is substantially identical and provides for a three-year term. On each anniversary date of the Agreement’s effective date (February 18), the term of the Agreement will renew for an additional year in addition to the then remaining term, unless either party to the Agreement gives written notice of non-renewal to the other. Cheviot Savings Bank provided such notice of non-renewal to each executive on February 27, 2015, such that the Agreements expire February 18, 2017 unless a change in control occurs prior to such date. In the event of a change in control, the Agreements provide that the term will automatically be extended for three years following the date of the change in control, and, accordingly, the term may be extended further beyond the current term.

If the Executive’s employment is terminated in connection with a change in control, and during the term of the Agreement, by Cheviot Savings Bank for other than cause or by the Executive for “good reason,” the Executive will be entitled to two times the Executive’s base salary and two times the highest level of cash incentive compensation earned by the Executive in any one of the three years preceding the year in which the termination occurs, payable in a lump sum within 10 days of termination. In addition, Cheviot Savings Bank will continue to provide non-taxable medical and dental coverage comparable to the coverage maintained by Cheviot Savings Bank for the Executive prior to the Executive’s termination, with the Executive responsible for his share of employee premiums, for 24 months.

401(k) Plan

Cheviot Savings Bank maintains the Cheviot Savings Bank 401(k) Retirement Savings Plan which is a qualified, tax-exempt profit sharing plan with a salary deferral feature under Section 401(k) of the Code (the “Code”). Employees who have attained age 21 and have completed one year of employment are eligible to participate. Employees are entitled to enter the 401(k) Plan on the first January 1 or July 1 occurring after the employee becomes eligible to participate in the 401(k) Plan.

Each plan year (a calendar year), Cheviot Savings Bank will contribute to the 401(k) Plan the following amounts: (a) the total amount of the salary reduction a participant elected to defer; (b) in the discretion of Cheviot Savings Bank, a matching contribution equal to a percentage of the amount of the salary reduction a participant elected to defer; and (c) an amount equal to 3% of a participant’s plan compensation (generally the sum of a participant’s Form W-2 wages and other compensation for the year plus a participant’s before-tax contributions to the 401(k) Plan and any other benefit plans of Cheviot Savings Bank, up to a legal limit (which was $265,000 for 2015)) for the year plus 3% of a participant’s plan compensation for the year in excess of 50% of the Social Security Taxable Wage Base for old-age retirement benefits for the year ($59,250 for 2015) plus any additional amount that does not match a participant’s salary reduction and that is determined by Cheviot Savings Bank in its discretion.

Plan benefits will be paid to each participant in the form of a single cash payment at normal retirement age unless earlier payment is selected. If a participant dies prior to receipt of the entire value of his or her 401(k) Plan accounts, payment will generally be made to the beneficiary in a single cash payment as soon as possible following the participant’s death. Payment will be deferred if the participant had previously elected a later payment date. If the beneficiary is not the participant’s spouse, payment will be made within one year of the date of death. If the spouse is the designated beneficiary, payment will be made no later than the date the participant would have attained age 70 1/2. Normal retirement age under the 401(k) Plan is age 65. Early retirement age is age 55.

Immediately prior to our pending merger with MainSource Financial Group, Inc., the 401(k) Plan will terminate and Cheviot Savings Bank will cease making any contributions to the 401(k) Plan, except for contributions that are required to be made under applicable law and participant deferrals of termination-related compensation. As soon as practicable following our merger with MainSource Financial Group, Inc., the account balances in the 401(k) Plan will be distributed to participants and beneficiaries pursuant to such individuals elections.

Employee Stock Ownership Plan

We implemented the Cheviot Financial Corp. Employee Stock Ownership Plan in connection with our initial public offering in 2004. Employees who are at least 21 years old, who have at least one year of employment with Cheviot Savings Bank and who have completed at least 1,000 hours of service, are eligible to participate. As part of the initial public offering in 2004, the employee stock ownership plan borrowed funds to purchase 357,075 shares of common stock. In connection with the second step conversion of Cheviot Mutual Holding Company in January 2012, the employee stock ownership plan borrowed additional funds from us and used those funds to purchase an additional 187,000 shares of common stock. This second loan is being repaid from Cheviot Savings Bank’s discretionary contribution to the plan over a 20 year period. The loan bears interest at a fixed rate of 3.25%. Collateral for both loans is the common stock purchased by the employee stock ownership plan. The first loan has repaid principally from the Cheviot Savings Bank’s discretionary contributions to the employee stock ownership plan, with the last loan payment made in December 2013. Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the employee stock ownership plan and shares released from the suspense account are an amount proportional to the repayment of the employee stock ownership plan loan are allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Benefits under the plan are 100% vested upon completion of three years of credited service. A participant’s interest in his or her account under the plan also fully vest in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits are payable in the form of common stock and/or cash. Contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits. Therefore, benefits payable under the employee stock ownership plan cannot be estimated. Under generally accepted accounting principles, Cheviot Financial Corp. will be required to record compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account for the year.

Immediately prior to our pending merger with MainSource Financial Group, Inc., the employee stock ownership plan will terminate and participants will become fully vested in their account balances. In addition, the outstanding employee stock ownership plan loans will be repaid and, after the repayment of the loans, the remaining unallocated shares in the suspense will be allocated to the accounts of participants who are employed as of the merger date based on their account balances as of such date. As soon as practicable following the receipt of a favorable determination letter from the Internal Revenue Service regarding the tax-qualified status of the plan upon its termination, the account balances will be distributed to participants and beneficiaries pursuant to such individuals elections.

In the event of a change in control, the employee stock ownership plan will terminate and participants will become fully vested in their account balances.

Plan-Based Awards

The following table sets forth for the year ended December 31, 2015 certain information as to grants of plan-based awards for the Named Executive Officers.

Grants Of Plan-Based Awards For The Year Ended December 31, 2015
		Estimated future payouts under non-equity incentive plan awards			All other stock awards: number	All other option awards: number of securities	Exercise or base price of	Grant Date Fair Value of Stock
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	of shares or units (#)	underlying options (#)	option awards ($/Sh)	and Option Awards ($)
Mark T. Reitzes	(1)	25,000	25,000	117,000	—	—	—	—
	February 10, 2015	—	—	—	4,054	—	—	57,526
	May 4, 2015	—	—	—	—	5,000	15.46	11,600
	July 9, 2015	—	—	—	—	40,000	14.79	78,400

Scott T. Smith	(2)	13,898	20,847	69,490	—	—	—	—
	May 4, 2015	—	—	—	—	3,400	15.46	7,888
	July 9, 2015	—	—	—	—	8,000	14.79	15,680

Kevin M. Kappa	(2)	13,576	20,364	67,880	—	—	—	—
	May 4, 2015	—	—	—	—	3,390	15.46	7,865

Jeffrey J. Lenzer	(2)	15,237	22,855	76,183	—	—	—	—
	May 4, 2015	—	—	—	—	3,390	15.46	7,865

Patricia L. Walter	(2)	12,130	18,195	60,650	—	—	—	—
	May 4, 2015	—	—	—	—	5,000	15.46	11,600
	July 9, 2015	—	—	—	2,500	—	—	36,975
	July 9, 2015	—	—	—	—	7,500	14.79	14,700

(1)	Pursuant to the terms of his employment agreement with Cheviot Savings Bank, Mr. Reitzes was entitled to an annual bonus for the period from April 1, 2015 through December 31, 2015, calculated as follows: for a return on average assets (“ROA”) of 0.65%, $25,000; (b) for an ROA of 0.70%, $40,000; for an ROA of 0.75%, $70,000; and for an ROA of 0.80%, $117,000.
(2)	On an annual basis, the Named Executive Officers are eligible to receive bonuses. For further information, see “Compensation Discussion and Analysis—Bonus—Other Named Executive Officers.”

Outstanding Equity Awards at Year End. The following table sets forth information with respect to our outstanding equity awards as of December 31, 2015 for our Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised earned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Mark T. Reitzes	—	40,000	—	14.79	7/7/2025	—	—	—	—
	—	5,000	—	15.46	5/14/2025	—	—	—	—
	—	—	—	—	—	4,054	57,526	—	—

Scott T. Smith	—	8,000	—	14.79	7/7/2025	—	—	—	—
	—	3,400	—	15.46	5/14/2025	—	—	—	—
	7,200	28,800	—	12.48	7/15/2024	—	—	—	—

Kevin M. Kappa	—	3,390	—	15.46	5/14/2025	—	—	—	—
	7,200	28,800	—	12.48	7/15/2024	—	—	—	—

Jeffrey J. Lenzer	—	3,390	—	15.46	5/14/2025	—	—	—	—
	7,200	28,800	—	12.48	7/15/2024	—	—	—	—

Patricia L. Walter	—	7,500	—	14.79	7/7/2025	2,500	36,975	—	—
	—	5,000	—	15.46	5/4/2025	—	—	—	—
	7,200	28,800	—	12.48	7/15/2024	—	—	—	—
	480	320	—	8.30	6/19/2022	140	1,162	—	—
	548	137	—	10.55	6/21/2021	59	533	—	—
	685	—	—	9.42	5/18/2020	—	—	—	—
	685	—	—	9.89	5/19/2019	—	—	—	—
	685	—	—	10.54	5/20/2018	—	—	—	—
	685	—	—	15.90	5/22/2017	—	—	—	—
	685	—	—	14.14	5/23/2016	—	—	—	—

Option Exercises and Stock Vested. The following table sets forth information with respect to option exercises and stock that vested during the year ended December 31, 2015 for the Named Executive Officers.

Option Exercises And Stock Vested For The Year Ended December 31, 2015
	Option Awards			Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($) (1)		Number of shares acquired on vesting (#)	Value realized on vesting ($)
Mark T. Reitzes	—	—		—	—

Scott T. Smith	34,280	83,986	(2)	—	—

Kevin M. Kappa	5,131	8,210	(3)	—	—

Jeffrey J. Lenzer	7,176	14,998	(4)	—	—

Patricia L. Walter	—	—		140	2,072	(6)

Thomas J. Linneman	11,845	26,796	(5)	—	—

(1)	Based on the difference between the per share trading price at the time of exercise and the exercise price.
(2)	Based on the $15.46 per share trading price of our common stock on May 4, 2015.
(3)	Based on the $14.61 per share trading price of our common stock on March 2, 2015.
(4)	Based on the $15.10 per share trading price of our common stock on March 4, 2015.
(5)	Based on the $14.61 and $15.85 per share trading price of our common stock on February 26, 2015 and March 6, 2015, respectively.
(6)	Based on the 70 shares vesting on June 19, 2015 and 70 shares vesting on June 21, 2015 at $14.80.

Stock Benefit Plans

2013 Equity Incentive Plan. In April 2013, the Company’s stockholders approved the Cheviot Financial Corp. 2013 Equity Incentive Plan (the “Equity Incentive Plan”), which provides officers, employees, and directors of Cheviot Financial Corp. and Cheviot Savings Bank with additional incentives to promote the Company’s growth and performance. Most of the companies that the Company competes with for directors and management-level employees are public companies that offer equity compensation as part of their overall director and officer compensation programs. By approving the Equity Incentive Plan, the Company’s stockholders have given the Company flexibility needed to continue to attract and retain highly qualified officers and directors by offering a competitive compensation program that is linked to the performance of the Company’s common stock.

The Equity Incentive Plan authorizes the issuance or delivery of up to 654,500 shares of Cheviot Financial Corp. common stock pursuant to grants of restricted stock awards, incentive stock options, and non-qualified stock options; provided, however, that the maximum number of shares of stock that may be delivered pursuant to the exercise of stock options is 467,500 (all of which may be granted as incentive stock options) and the maximum number of shares of stock that may be issued as restricted stock awards is 187,000.

The Equity Incentive Plan is administered by the members of Cheviot Financial Corp.’s Compensation Committee of the Board of Directors (the “Committee”) who are “Disinterested Board Members,” as defined in the Equity Incentive Plan. The Committee has the authority and discretion to select the persons who will receive awards; establish the terms and conditions relating to each award; adopt rules and regulations relating to the Equity Incentive Plan; and interpret the Equity Incentive Plan. The Equity Incentive Plan also permits the Committee to delegate all or any portion of its responsibilities and powers.

The Company’s employees and outside directors are eligible to receive awards under the Equity Incentive Plan. Awards may be granted in a combination of restricted stock awards, incentive stock options, and non-qualified stock options. The exercise price of stock options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. Stock options are subject to vesting conditions and restrictions as determined by the Committee. Stock awards under the Equity Incentive Plan will be granted only in whole shares of common stock. All restricted stock and stock option grants will be subject to conditions established by the Committee that are set forth in the award agreement.

2005 Stock-Based Incentive Plan. The Company maintains the 2005 Cheviot Financial Corp. Stock-Based Incentive Plan (the “2005 Equity Incentive Plan).

Pension Benefits and Non-Qualified Deferred Compensation

None of the Named Executive Officers receives pension benefits or non-qualified deferred compensation.

Potential Payments Upon Termination or a Change in Control

Under the terms of their employment and change in control agreements, the Named Executive Officers are entitled to certain payments upon a termination of employment, including a termination of employment following a change in control. Additionally, the vesting of stock options and restricted stock awards may accelerate upon a termination of employment or upon a change in control. The following tables show potential payments that would be made to the Named Executive Officers upon specified events assuming such events occurred on December 31, 2015.

Mark T. Reitzes
Type of Benefit	Involuntary Termination Before Change in Control ($)		Involuntary Termination After Change in Control ($)		Voluntary Termination for Cause($)		Termination for Cause ($)	Death ($)		Disability ($)		Retirement ($)
Employment Agreement	275,000	(1)	586,384	(2)	355,082	(3)	—	—		—		—
Equity Incentive Plan	—		71,315	(4)	—		—	71,315	(4)	71,315	(4)	—

(1)	In the event of an involuntary termination of employment for a reason other than cause, Mr. Reitzes will be entitled to receive his base salary for 12 months, payable in accordance with the Bank’s payroll practices, provided that he signs a separation agreement and release of claims.
(2)	In the event of an involuntary termination of employment for a reason other than cause or a voluntary termination of employment for good reason, each within 24 months following a change in control, Mr. Reitzes will be entitled to receive a lump sum payment equal to two times his base salary as well as two years of group health, dental and vision insurance. The amount includes the value of the employer cost for continued insurance coverage for a period of 24 months.
(3)	In the event of a voluntary termination for cause, Mr. Reitzes will be entitled to receive his base salary from the date of such termination through the next anniversary date of the agreement, and then for an additional 12 month period, payable in accordance with the Bank’s payroll practices.
(4)	This amount represents the value of unvested restricted stock awards and unvested stock options that become fully vested upon death, disability or a termination of employment following a change in control of the Company.

Scott T. Smith
Type of Benefit	Involuntary Termination Before Change in Control ($)	Involuntary Termination After Change in Control ($)		Voluntary Termination for Cause($)	Termination for Cause ($)	Death ($)		Disability ($)		Retirement ($)
Employment Agreement	—	$335,652	(1)	—	—	—		—		—
Equity Incentive Plan	—	86,400	(2)	—	—	136,400	(2)	86,400	(2)	—

(1)	If the executive’s employment is terminated in connection with a change in control by the Bank for a reason other than cause or by the executive for good reason, the executive will be entitled to receive a lump sum payment equal to two times the executive’s base salary and two times the highest level of cash incentive compensation earned by the executive in any of the three years preceding the year in which the termination of employment occurs, as well as two years of group medical and dental insurance, with the executive responsible for the employee premiums. The amount shown includes the value of the employer cost for continued insurance coverage for a period of 24 months.
(2)	This amount represents the value of unvested restricted stock awards and unvested stock options that become fully vested upon death, disability or a termination of employment following a change in control of the Company. In addition, the amount payable upon death includes $50,000, which would be payable to the executive’s beneficiary pursuant to the terms of the executive’s split dollar agreement.

Kevin M. Kappa
Type of Benefit	Involuntary Termination Before Change in Control ($)	Involuntary Termination After Change in Control ($)		Voluntary Termination for Cause($)	Termination for Cause ($)	Death ($)		Disability ($)		Retirement ($)
Employment Agreement	—	$329,174	(1)	—	—	—		—		—
Equity Incentive Plan	—	82,080	(2)	—	—	132,080	(2)	82,080	(2)	—

(1)	If the executive’s employment is terminated in connection with a change in control by the Bank for a reason other than cause or by the executive for good reason, the executive will be entitled to receive a lump sum payment equal to two times the executive’s base salary and two times the highest level of cash incentive compensation earned by the executive in any of the three years preceding the year in which the termination of employment occurs, as well as two years of group medical and dental insurance, with the executive responsible for the employee premiums. The amount shown includes the value of the employer cost for continued insurance coverage for a period of 24 months.
(2)	This amount represents the value of unvested restricted stock awards and unvested stock options that become fully vested upon death, disability or a termination of employment following a change in control of the Company. In addition, the amount payable upon death includes $50,000, which would be payable to the executive’s beneficiary pursuant to the terms of the executive’s split dollar agreement.

Jeffrey J. Lenzer
Type of Benefit	Involuntary Termination Before Change in Control ($)	Involuntary Termination After Change in Control ($)		Voluntary Termination for Cause($)	Termination for Cause ($)	Death ($)		Disability ($)		Retirement ($)
Employment Agreement	—	$349,083	(1)	—	—	—		—		—
Equity Incentive Plan	—	82,080	(2)	—	—	132,080	(2)	82,080	(2)	—

(1)	If the executive’s employment is terminated in connection with a change in control by the Bank for a reason other than cause or by the executive for good reason, the executive will be entitled to receive a lump sum payment equal to two times the executive’s base salary and two times the highest level of cash incentive compensation earned by the executive in any of the three years preceding the year in which the termination of employment occurs, as well as two years of group medical and dental insurance, with the executive responsible for the employee premiums. The amount shown includes the value of the employer cost for continued insurance coverage for a period of 24 months.
(2)	This amount represents the value of unvested restricted stock awards and unvested stock options that become fully vested upon death, disability or a termination of employment following a change in control of the Company. In addition, the amount payable upon death includes $50,000, which would be payable to the executive’s beneficiary pursuant to the terms of the executive’s split dollar agreement.

Patricia L. Walter
Type of Benefit	Involuntary Termination Before Change in Control ($)	Involuntary Termination After Change in Control ($)		Voluntary Termination for Cause($)	Termination for Cause ($)	Death ($)		Disability ($)		Retirement ($)
Employment Agreement	—	$277,767	(1)	—	—	—		—		—
Equity Incentive Plan	—	130,578	(2)	—	—	180,578	(2)	130,578	(2)	—

(1)	If the executive’s employment is terminated in connection with a change in control by the Bank for a reason other than cause or by the executive for good reason, the executive will be entitled to receive a lump sum payment equal to two times the executive’s base salary and two times the highest level of cash incentive compensation earned by the executive in any of the three years preceding the year in which the termination of employment occurs, as well as two years of group medical and dental insurance, with the executive responsible for the employee premiums. The amount shown includes the value of the employer cost for continued insurance coverage for a period of 24 months.
(2)	This amount represents the value of unvested restricted stock awards and unvested stock options that become fully vested upon death, disability or a termination of employment following a change in control of the Company. In addition, the amount payable upon death includes $50,000, which would be payable to the executive’s beneficiary pursuant to the terms of the executive’s split dollar agreement.

In connection with Mr. Linneman’s retirement, effective February 6, 2015, Mr. Linneman received a payment of $765,330 plus continued medical and dental insurance coverage for 18 months, which has an estimated value of $9,273.

Director Compensation

Directors’ Summary Compensation Table. Set forth below is summary compensation for each of our directors for the year ended December 31, 2015. Compensation paid to directors who also are named executive officers is reflected above in “Executive Compensation – Summary Compensation Table.”

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards(1) ($)	Option awards(1) ($)	Non-equity incentive plan compensation ($)	Change in pension value and non- qualified deferred compensation earnings(2) ($)	All other compensation(3) ($)	Total ($)

Steven R. Hausfeld	29,350	—	—	—	—	—	29,350

J. David Rosenberg	25,500	—	36,100	—	—	499	62,099

John T. Smith	25,250	—	—	—	1,301	106,867	133,418

Robert L. Thomas(4)	11,458	—	—	—	3,980	78,948	94,386

James E. Williamson	29,250	—	—	—	22,100	34,652	86,002

(1)	Represents the grant date fair value of the stock and option awards received by the directors during the calendar year. The grant date fair value of the stock and option awards have been computed in accordance with the stock-based compensation accounting rules under FASB ASC Topic 718. A discussion of the assumptions used in calculating the award values may be found at footnote A to our audited financial statements for the year ended December 31, 2015. Outstanding stock awards and option awards for each director at December 31, 2015 is as follows: unexercised stock options in the amounts of 20,000, 17,500, 20,000, 20,000 and 20,000 for Messrs. Hausfeld, Rosenberg, Smith, Thomas and Williamson, respectively, and unvested restricted stock awards totaled 306 for Mr. Hausfeld.
(2)	Represents non-qualified deferred compensation earnings only.
(3)	Amounts include: (i) health insurance premiums in the amount of $499, $1,814, and $701 paid to Messrs. Rosenberg, Smith and Williamson, respectively; (ii) distribution from the Directors Deferred Compensation Plan in the amount of $79,550, $56,397 and $11,400 for Mr. Smith, Mr. Thomas and Mr. Williamson; and (iii) income from exercise of stock appreciation rights in the amount of $25,503, $22,551 and $22,551 for Mr. Smith, Mr. Thomas and Mr. Williamson.
(4)	Mr. Thomas passed away on May 23, 2015.

Each of the individuals who currently serves as a director of Cheviot Financial Corp. also serves as a director of Cheviot Savings Bank. To date, Cheviot Savings Bank has compensated its directors for their services. Cheviot Financial Corp. has not paid any additional compensation to the directors for this service, though it may choose to do so in the future.

Compensation of Non-Employee Directors. During the year ended December 31, 2015, directors received a $22,500 annual retainer for board membership (on Cheviot Savings Bank), an additional $5,000 retainer for membership on the Audit Committee, $3,500 retainer for membership on the Compensation Committee and $2,000 retainer for each membership on any other committee.

Compensation of Directors Who are Also Employees. During the year ended December 31, 2015, Messrs. Linneman and Reitzes, who served as directors and employees of Cheviot Financial Corp. and Cheviot Savings Bank, received $6,666 and $5,000 in compensation for board membership (on Cheviot Savings Bank). Mr. Linneman did not receive any compensation for committee membership, and Mr. Reitzes did not receive any compensation for committee membership following his appointment as President and Chief Executive Officer in February 2015.

Director Plan

Directors Deferred Compensation Plan. Cheviot Savings Bank adopted, as amended and restated effective January 1, 2005, a directors deferred compensation plan as an additional benefit for its directors. Each person who was a member of the board on March 31, 2003 became a participant in the plan on such date. Any subsequent member of the board shall become a participant in the plan only if he or she is a member of the Board of Directors on the last day of the first plan year that ends after the date on which he or she completes ten years of service, which such date is designated as his or her participation date in the plan. After becoming a participant under the plan, a person remains a participant until the entire balance of his or her retirement benefit amount under the plan has been paid or forfeited under the terms of the plan.

The plan provides that upon the later of (i) the participant’s 65th birthday, or (ii) the earlier of (a) the date on which the participant is no longer a member of the Board of Directors, or (b) the participant’s 70th birthday, the participant will be entitled to a retirement benefit in the amount of $11,400 per year, payable for ten years. A participant will have the right, within 30 days of joining the plan, to elect to be paid the retirement benefit above in the form of a single cash lump sum distribution. If a change in control occurs after the commencement of a participant’s retirement benefit, any remaining installment payments will be paid in the form of a single cash lump sum distribution within 30 days following the effective date of the change in control. In the event a participant is entitled to receive the retirement benefit in the form of a single cash lump sum distribution, such benefit will be determined using a discount rate equal to the prime rate as published in The Wall Street Journal, compounded annually.

Cheviot Savings Bank recorded an expense of approximately $62,500 for the directors deferred compensation plan for the year ended December 31, 2015.

A participant shall forfeit the entire balance of his or her account and any right to future payment of a plan benefit if he or she violates certain standards of conduct as set forth in the plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common stock as of February 29, 2016 by (i) each beneficial owner of more than 5% of such outstanding stock, (ii) each director, each executive officer and the Cheviot Financial Corp. Employee Stock Ownership Plan, and (iii) all of our directors and executive officers as a group. Except as otherwise noted, the beneficial owners, directors and executive officers listed have sole voting and investment power with respect to shares beneficially owned by them. Except as described in the footnotes below, none of the shares beneficially owned by directors, executive officers or nominees to the Board of Directors have been pledged as security or collateral for any loans.

	Amount and Nature of
Name and Address of Beneficial Owner(1)	Beneficial Ownership		Percent of Class(2)

Cheviot Financial Corp. Employee Stock Ownership Plan	493,013	(3)	7.25%
Steven R. Hausfeld	54,044	(4)	*
Mark T. Reitzes	10,854	(5)	*
J. David Rosenberg	48,977		*
John T. Smith	36,813	(6)	*
James E. Williamson	24,581	(7)	*
Timothy J. Beck	16,613	(8)	*
Daniel C. James	2,500	(9)	*
Kevin M. Kappa	74,310	(10)	1.09%
Jeffrey J. Lenzer	70,024	(11)	1.03%
Scott T. Smith	119,250	(12)	1.75%
Patricia L. Walter	49,678	(13)	*
All Directors and Executive Officers as a Group (11 persons)	507,644	(14)	7.46%

Seidman and Associates, L.L.C. Seidman Investment Partnership, L.P. Seidman Investment Partnership II, L.P. LSBK06-08, L.L.C. Broad Park Investors, L.L.C. CBPS, L.L.C. 2514 Multi-Strategy Fund, L.P. Veteri Place Corporation Sonia Seidman Lawrence B. Seidman 100 Misty Lane, 1st Floor Parsippany, New Jersey 07054	535,383	(15)	7.87%

*	Indicates beneficial ownership of less than 1%.
(1)	The address of all persons and the Employee Stock Ownership Plan listed is: c/o Cheviot Financial Corp., 3723 Glenmore Avenue, Cheviot, Ohio 45211.
(2)	Based on 6,802,944 shares of common stock outstanding as of February 29, 2016.
(3)	These shares are held in a suspense account and are allocated among participants annually on the basis of compensation as the employee stock ownership plan debt is repaid. As of February 29, 2016, 343,413 shares have been allocated to employee stock ownership plan participants. The Employee Stock Ownership Plan Committee directs the vote of all unallocated shares and shares allocated to participants if timely voting directions are not received for such shares, and votes such shares in the same proportion as the allocated shares are voted. Messrs. Reitzes and Smith disclaim beneficial ownership for share voted by the employee stock ownership plan.
(4)	These shares include 350 shares owned by Mr. Hausfeld’s spouse for which he does not have voting or investment power and disclaims beneficial ownership. These shares include 171 shares as to which Mr. Hausfeld has shared voting and investment power. Includes 306 shares of unvested restricted stock and options to acquire 13,438 shares which were exercisable within 60 days of February 29, 2016.
(5)	These shares include 3,244 unvested shares of restricted stock.
(6)	These shares include 2,142 shares of common stock owned by Mr. Smith’s spouse for which he does not have voting or investment power and as to which he disclaims beneficial ownership and options to acquire 5,000 shares which were exercisable within 60 days of February 29, 2016.
(7)	These shares include 751 shares of common stock owned by Mr. Williamson’s spouse for which he does not have voting or investment power and options to acquire 5,000 shares which were exercisable within 60 days of February 29, 2016.
(8)	These shares include 4,413 shares of common stock allocated to Mr. Beck’s account under the 401(k) Plan, 4,270 as a participant in the ESOP and 140 unvested shares of restricted stock. Includes options to acquire 4,080 shares which are exercisable within 60 days of February 29, 2016.
(9)	These shares include 2,500 unvested shares of restricted stock.
(10)	These shares include 7,185 shares of common stock owned by Mr. Kappa’s spouse for which he does not have voting or investment power, 500 shares owned by Mr. Kappa’s children and 9,131 shares of common stock allocated to Mr. Kappa’s account under the Cheviot Savings Bank 401(k) Retirement Savings Plan and 16,114 employee stock ownership plan shares. Includes options to acquire 7,200 shares which are exercisable within 60 days of February 29, 2016.

(11)	These shares include 3,772 shares of common stock owned by Mr. Lenzer’s spouse for which he does not have voting or investment power and as to which he disclaims beneficial ownership, 17,529 shares of common stock allocated to Mr. Lenzer’s account under the Cheviot Savings Bank 401(k) Retirement Savings Plan and 17,580 employee stock ownership plan shares. Includes options to acquire 7,200 shares which are exercisable within 60 days of February 29, 2016.
(12)	These shares include 23,269 shares of common stock owned by Mr. Smith’s spouse for which he does not have voting or investment power, 2,534 shares owned by Mr. Smith’s children, 11,585 shares of common stock allocated to Mr. Smith’s account under the Cheviot Savings Bank 401(k) Retirement Savings Plan and 14,465 employee stock ownership plan shares. Includes options to acquire 66,931 shares pledged as collateral.
(13)	These shares include 2,750 shares of common stock owned by Ms. Walter’s spouse for which she does not have voting or investment power, 375 shares owned by Ms. Walter’s children, 19,102 shares of common stock allocated to Ms. Walter’s account under the Cheviot Savings Bank 401(k) Retirement Savings Plan and 6,449 as a participant in the ESOP and 2,699 unvested shares of restricted stock. Includes options to acquire 11,653 shares which are exercisable within 60 days of February 29, 2016.
(14)	These shares include shares of common stock held directly as well as by spouses or minor children, in trust and other indirect ownership. In the aggregate, our directors and executive officers disclaim beneficial ownership of and do not have voting or investment power for 43,799 of the shares.
(15)	Based on a Schedule 13D/A filed on October 23, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions With Related Persons

Cheviot Savings Bank’s current policy is that no loans are to be extended to directors or executive officers of Cheviot Savings Bank without the approval of Cheviot Savings Bank’s Board of Directors. Current directors, officers and employees are eligible for any type of credit offered by Cheviot Savings Bank. Federal regulations permit executive officers and directors to participate in loan programs that are available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. In accordance with banking regulations, such loans to directors are made on substantially the same terms as those available to Cheviot Savings Bank’s employees. Such loans provide for a discount as to interest rate, consistent with the requirements of the Federal Reserve Board’s Regulation O. Loans made to directors or executive officers, including any modification of such loans, must be approved by a majority of disinterested members of the Board of Directors. As of December 31, 2015, there were a total of five lending relationships with directors/officers of Cheviot Savings Bank with a total balance of approximately $1.0 million. The loans made to directors and executive officers were made in the ordinary course of business and did not involve more than a normal risk of collectability. Any future loans made to any directors, executive officers, officers or employees of Cheviot Savings Bank will be made under the same terms and conditions. Set forth below is information regarding certain of the loans made to directors and executive officers during each of the last two fiscal years.

2015
Name	Position	Nature of Transaction	Largest Aggregate Balance from 1/1/15 to 12/31/15	Interest Rate	Principal Balance at 12/31/15	Principal Paid 1/1/15 to 12/31/15	Interest Paid 1/1/15 to 12/31/15
Jeffrey J. Lenzer	Senior Vice President of Operations	Mortgage Loan	$218,682	2.125%	$207,115	$11,567	$4,733
Scott T. Smith	Senior Vice President, Chief Financial Officer	Mortgage Loan	$132,030	2.625%	$119,726	$12,304	$3,319
		Home Equity Loan	$21,514	3.000%	$19,902	$10,989	$311
Timothy J. Beck	Senior Vice President, Residential Lending	Mortgage Loan	$207,347	3.250%	$201,385	$5,961	$6,650
		Home Equity Loan	$5,000	3.000%	$4,910	$90	$10
Steven R. Hausfeld	Director	Mortgage Loan	$300,000	3.375%	$293,551	$6,449	$4,211
Patricia Walter	Senior Vice President, Finance	Mortgage Loan	$200,655	3.125%	$191,450	$9,205	$6,139

140

2014
Name	Position	Nature of Transaction	Largest Aggregate Balance from 1/1/14 to 12/31/14	Interest Rate	Principal Balance at 12/31/14	Principal Paid 1/1/14 to 12/31/14	Interest Paid 1/1/14 to 12/31/14
Jeffrey J. Lenzer	Senior Vice President of Operations	Mortgage Loan	$230,054	2.125%	$218,682	$11,372	$4,778
Scott T. Smith	Senior Vice President, Chief Financial Officer	Mortgage Loan	$133,000	2.625%	$132,030	$970	$301
		Home Equity Loan	$4,000	3.000%	$456	$3,544	$6
Timothy J. Beck	Senior Vice President, Residential Lending	Mortgage Loan	$213,118	3.250%	$207,347	$6,071	$6,841
Patricia Walter	Senior Vice President, Finance	Mortgage Loan	$209,577	3.125%	$200,655	$8,922	$6,422

All transactions involving related parties require the approval of full Board of Directors.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits a company from extending credit, arranging for the extension of credit or renewing an extension of credit in the form of a personal loan to an officer or director of the company. There are several exceptions to this general prohibition, including loans made by an FDIC insured depository institution that is subject to the insider lending restrictions of the Federal Reserve Act. All loans to our directors and officers comply with the Federal Reserve Act and the Federal Reserve Board’s Regulation O and, therefore, are excepted from the prohibitions of Section 402.

Director Independence

Based on information supplied to it by the directors, the Board of Directors has determined Directors Hausfeld, Rosenberg and Williamson to each be an “independent director” as such term is defined in the NASDAQ Marketplace Rules. In this annual report these three directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.” The Independent Directors constitute a majority of the Board of Directors. Mr. Reitzes is not independent as he is an executive officer of Cheviot Financial Corp. and Cheviot Savings Bank. Although Mr. Smith is not an employee of Cheviot Financial Corp. and Cheviot Savings Bank or any of its affiliates, Mr. Smith is determined not to be independent because of a family relationship; Mr. Smith is the father of Scott T. Smith, our Chief Financial Officer and the Chief Financial Officer of Cheviot Savings Bank.

In determining the independence of our directors, we considered our relationships with these individuals, which consist of making loans to our directors. We will originate mortgage loans secured by the borrower’s residence to our employees, executive officers and directors. All of these loans are made in accordance with applicable banking regulations. All employee and director loans must be approved by the Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed to us (or Cheviot Savings Bank) for the years ended December 31, 2015 and 2014 by Clark, Schaefer, Hackett & Co.

141

	2015	2014
Audit Fees	$124,130	$118,000
Audit Related Fees	116,250	75,255
Tax Fees	18,030	21,385
All Other Fees	31,175	40,650

Audit Fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided by our accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to audit and attest services not required by statute or regulations, acquisitions and investments, and consultations concerning financial accounting and reporting standards.

Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, return preparation, tax audits and customs and duties.

All Other Fees. All other fees include fees incurred in connection with an employee benefit plan audit, audits related to loan sales and regulatory compliance.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Clark, Schaefer, Hackett & Co. and has concluded that it is.

Pre-approval Policies and Procedures

In accordance with rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related services and all permitted non-audit work performed by the independent registered public accounting firm, Clark, Schaefer, Hackett & Co., must be pre-approved by the Audit Committee, including the proposed fees for such work. The Audit Committee has adopted policies and procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved, and is informed of each service actually rendered that was approved through its pre-approval process. The Audit Committee pre-approved 100% of the audit related fees and tax fees described above during the fiscal years ended December 31, 2015 and 2014.

142

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

•	Reports of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Financial Condition at December 31, 2015 and 2014.

•	Consolidated Statements of Earnings for the Years Ended December 31, 2015, 2014 and 2013.

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013.

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.

•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Cheviot Financial Corp.(1)

3.2	Bylaws of Cheviot Financial Corp. (18)

4	Stock Certificate of Cheviot Financial Corp. (2)

10.1	Severance Agreement and Full and Full and Final Waiver, Release and Dismissal of all Claims between Cheviot Savings Bank and Thomas J. Linneman(3)

10.2	Three-Year Change in Control Agreement with Kevin M. Kappa(4)

10.3	Three-Year Change in Control Agreement with Jeffrey J. Lenzer(5)

10.4	Amended and Restated Directors Deferred Compensation Plan(6)

10.5	Tax Allocation Agreement(7)

10.6	Expense Allocation Agreement(8)

143

10.7	2005 Stock Based Incentive Plan(9)

10.8	Supplemental Insurance Plan(10)

10.9	Cash Bonus Plan(11)

10.10	2013 Equity Incentive Plan(12)

10.11	Three-Year Change in Control Agreement with Scott T. Smith(13)

10.12	Agreement between Cheviot Savings Bank and Mark T. Reitzes dated April 23, 2015(16)

10.13	Notice of Non-Renewal of Three-Year Change in Control Agreement(17)

10.14	Amendment Number 1 to Directors Deferred Compensation Plan

10.15	Three-Year Change in Control Agreement with Patricia L. Walter

14	Code of Ethics(14)

21	Subsidiaries of the Registrant(15)

23.1	Consent of Clark, Schaefer, Hackett & Co.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 12, 2011.

(2)	Incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 12, 2011.

(3)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on February 3, 2015.

(4)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission on February 21, 2014.

(5)	Incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission on February 21, 2014.

(6)	Incorporated by reference to Exhibit 10.5 on Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

144

(7)	Incorporated by reference to Exhibit 10.5 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

(8)	Incorporated by reference to Exhibit 10.6 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

(9)	Incorporated by reference to Exhibit A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on March 25, 2005.

(10)	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

(11)	Incorporated by reference to Exhibit 10.7 of the registration Statement on Form S-1 filed on September 12, 2011.

(12)	Incorporated by reference to the Appendix to the Definitive Proxy Statement as filed on March 13, 2013.

(13)	Incorporated by reference to Exhibit 10.4 of Form 8-K filed with the Securities and Exchange Commission on February 21, 2014.

(14)	Incorporated by reference to Exhibit 14 of the Form 10-K filed with the Securities and Exchange Commission on March 25, 2004.

(15)	Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on September 12, 2011.

(16)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2015.

(17)	Incorporated by reference to Exhibit 10.13 of the Form 10-K filed with the Securities and Exchange Commission on March 4, 2015.

(18)	Incorporated by reference to Exhibit 3.2 of the Registration Statement From S-1 filed with the Securities and Exchange Commission on September 12, 2011.

(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

145

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEVIOT FINANCIAL CORP.

Date:	March 11, 2016	By:	/s/ Mark T. Reitzes
Mark T. Reitzes,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Mark T. Reitzes	By:	/s/ Scott T. Smith
	Mark T. Reitzes, President,		Scott T. Smith, Chief Financial Officer
	Chief Executive Officer and Director		(principal financial officer and principal accounting officer)

Date:	March 11, 2016	Date:	March 11, 2016

By:	/s/ Steven R. Hausfeld	By:	/s/ James E. Williamson
	Steven R. Hausfeld, Director		James E. Williamson, Director

Date:	March 11, 2016	Date:	March 11, 2016

By:	/s/ J. David Rosenberg	By:	/s/ John T. Smith
	J. David Rosenberg, Director		John T. Smith, Director

Date:	March 11, 2016	Date:	March 11, 2016

146