Form 10-Q
period 2016-03-31
Cheviot Financial Corp.
filed 2016-05-06
CIK 1528843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐          No ☒

As of May 6, 2016, the latest practicable date, 6,802,944 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2016 and December 31, 2015

(In thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$22,941	$28,597
Interest-earning deposits in other financial institutions	16,398	14,408
Cash and cash equivalents	39,339	43,005

Investment securities available for sale – at fair value	76,915	91,220
Mortgage-backed securities available for sale - at fair value	24,792	7,503
Loans receivable - net	365,874	374,274
Loans held for sale - at lower of cost or market	1,351	1,897
Real estate acquired through foreclosure - net	1,310	1,633
Office premises and equipment - at depreciated cost	10,713	10,869
Federal Home Loan Bank stock - at cost	8,651	8,651
Accrued interest receivable on loans	1,079	1,046
Accrued interest receivable on mortgage-backed securities	72	27
Accrued interest receivable on investments and interest-earning deposits	282	597
Goodwill	10,309	10,309
Core deposit intangible - net	247	274
Prepaid expenses and other assets	4,239	4,001
Bank-owned life insurance	16,515	16,407
Deferred federal income taxes	220	287

Total assets	$561,908	$572,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$446,702	$454,885
Advances from the Federal Home Loan Bank	12,072	12,578
Advances by borrowers for taxes and insurance	1,609	2,494
Accrued interest payable	46	50
Accounts payable and other liabilities	5,153	5,485
Accrued federal income taxes	25	39
Total liabilities	465,607	475,531

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued Common stock - authorized 30,000,000 shares, $.01 par value; 6,802,944 and 6,802,944 shares issued at March 31, 2016 and December 31, 2015	68	68
Additional paid-in capital	56,817	56,757
Shares acquired by stock benefit plans	(1,362)	(1,374)
Retained earnings - restricted	40,809	41,486
Accumulated comprehensive loss, unrealized losses on securities available for sale, net of related tax effects	(31)	(468)
Total shareholders’ equity	96,301	96,469

Total liabilities and shareholders’ equity	$561,908	$572,000

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

For the three months ended March 31, 2016 and 2015

(In thousands, except per share data)

	2016	2015
Interest income
Loans	$3,883	$3,631
Mortgage-backed securities	59	40
Investment securities	418	688
Interest-earning deposits and other	105	93
Total interest income	4,465	4,452

Interest expense
Deposits	692	779
Borrowings	93	112
Total interest expense	785	891

Net interest income	3,680	3,561

Provision for losses on loans	541	143

Net interest income after provision for losses on loans	3,139	3,418

Other income
Rental	25	28
Gain (loss) on sale of real estate acquired through foreclosure	3	(9)
Gain on sale of on office premises and equipment	1	-
Gain on sale of loans	180	205
Earnings on bank-owned life insurance	109	110
Service fee income	371	345
Other operating	-	2
Total other income	689	681

General, administrative and other expense
Employee compensation and benefits	1,616	2,271
Occupancy and equipment	310	320
Property, payroll and other taxes	339	317
Data processing	208	200
Legal and professional	409	213
Advertising	62	81
FDIC expense	93	81
ATM processing expense	123	95
Real estate owned impairment	258	108
Core deposit intangible amortization	28	34
Other operating	409	356
Total general, administrative and other expense	3,855	4,076

Earnings (loss) before federal income taxes	(27)	23

Federal income taxes (benefits)
Current	127	-
Deferred	(158)	22
Total federal income taxes (benefits)	(31)	22

NET EARNINGS	$4	$1

EARNINGS PER SHARE
Basic	$.00	$.00
Diluted	$.00	$.00
Dividends declared per share	$.10	$.09

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For the three months ended March 31, 2016 and 2015

(In thousands)

	2016	2015

Net earnings for the period	$4	$1

Other comprehensive income, net of related tax expense:
Unrealized holding gains on securities during the period, net of tax expense of $225 and $627 for the periods ended March 31, 2016 and 2015, respectively	437	1,217

Comprehensive income	$441	$1,218

Accumulated comprehensive loss	$(31)	$(329)

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31, 2016 and 2015

(In thousands)

	2016	2015
Cash flows from operating activities:
Net earnings for the period	$4	$1
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	-	(3)
Depreciation	158	157
Amortization of deferred loan origination costs - net	(18)	49
Proceeds from sale of loans in the secondary market	5,745	9,348
Loans originated for sale in the secondary market	(5,390)	(9,569)
Gain on sale of loans	(180)	(205)
Amortization of expense related to stock benefit plans	27	15
Provision for losses on loans	541	143
Amortization of fair value adjustments	(37)	(93)
(Gain) loss on real estate acquired through foreclosure	(3)	9
Impairment on real estate acquired through foreclosure	258	108
Gain on sale of office premises and equipment	(1)	-
Net increase in cash surrender value of bank-owned life insurance	(109)	(110)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable on loans	(32)	-
Accrued interest receivable on mortgage-backed securities	(46)	3
Accrued interest receivable on investments and interest-earning deposits	315	309
Prepaid expenses and other assets	(238)	(299)
Accrued interest payable	(4)	(2)
Accounts payable and other liabilities	(356)	(980)
Federal income taxes
Current	(14)	1
Deferred	(158)	22
Net cash flows provided by (used in) operating activities	462	(1,096)

Cash flows provided by (used in) investing activities:
Principal repayments on loans	19,603	14,152
Loan disbursements	(11,286)	(14,794)
Purchase of investment securities – available for sale	-	(24,996)
Proceeds from maturity of investment securities – available for sale	15,000	15,000
Principal repayments on mortgage-backed securities – available for sale	292	574
Purchase of mortgage-backed securities – available for sale	(17,613)	-
Proceeds from the sale of real estate acquired through foreclosure	65	81
Purchase of office premises and equipment	(2)	(56)
Net cash flows provided by (used in) investing activities	6,059	(10,039)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposits	(8,183)	3,739
Repayments on Federal Home Loan Bank advances	(482)	(972)
Advances by borrowers for taxes and insurance	(885)	(990)
Stock option expense, net	44	35
Common stock issued	-	45
Dividends paid on common stock	(681)	(608)
Net cash flows provided by (used in) financing activities	(10,187)	1,249

Net change in cash and cash equivalents	(3,666)	(9,886)

Cash and cash equivalents at beginning of period	43,005	42,439

Cash and cash equivalents at end of period	$39,339	$32,553

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the three months ended March 31, 2016 and 2015

(In thousands)

	2016	2015

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$141	$-

Interest on deposits and borrowings	$789	$893

Supplemental disclosure of non-cash investing activities:
Transfer from loans to real estate acquired through foreclosure	$-	$27

Recognition of mortgage servicing rights	$33	$69

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2016 and 2015

1.	Basis of Presentation

Cheviot Financial Corp. (“Cheviot Financial” or the “Corporation”) is a savings and loan holding company, the principal asset of which consists of its ownership of Cheviot Savings Bank (the “Savings Bank”). The Savings Bank conducts a general banking business in southwestern Ohio, which consists of attracting deposits and applying those funds primarily to the origination of real estate loans. The Savings Bank’s profitability is significantly dependent on net interest income, which is the difference between interest income from interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.

On January 18, 2012, we completed our second step reorganization and sale of common stock. Prior to the completion of the second step conversion, Cheviot Financial was a federal corporation and mid-tier holding company. Following the reorganization Cheviot Financial is the Maryland incorporated holding company of the Savings Bank.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2015. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results which may be expected for the entire year.

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

The accompanying consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

3.	Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2016 and December 31, 2015, we had $12.1 million and $12.6 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $135.6 million and $139.1 million, respectively.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities. For the three months ended March 31, 2016, loan originations totaled $16.7 million, compared to $24.4 million for the three months ended March 31, 2015.

Total deposits decreased $8.2 million during the three months ended March 31, 2016 and increased $3.7 million during the three months ended March 31, 2015. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contracts as of March 31, 2016.

		Payments due by period
	Less	More than	More than	More
	than	1-3	3-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$10,154	$834	$1,084	$-	$12,072
Certificates of deposit	106,511	41,542	47,213	82	195,348
Lease obligations	125	170	119	70	484

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	1,452	-	-	-	1,452
Commitments to originate commercial loans	470	-	-	-	470
Home equity lines of credit	24,955	-	-	-	24,955
Commercial lines of credit	13,855	-	-	-	13,855
Undisbursed loans in process	12,343	-	-	-	12,343

Total contractual obligations	$169,865	$42,546	$48,416	$152	$260,979

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

For the three months ended March 31, 2016 and 2015

3.	Liquidity and Capital Resources (continued)

The following sets forth our regulatory capital position, compared to requirements to be considered “well-capitalized” as of March 31, 2016 under regulatory capital requirements enacted in 2015.

	As of March 31, 2016
	(Dollars in Thousands)

	Required Ratio	Actual Amount	Actual Ratio
Tier 1 Leverage	5.00%	$78,886	14.3%
Common Equity Tier 1 Capital	6.50%	$78,886	22.0%
Tier 1 Risk-Based Capital	8.00%	$78,886	22.0%
Total Capital	10.00%	$82,897	23.1%

	As of December 31, 2015
	(Dollars in Thousands)

	Required Ratio	Actual Amount	Actual Ratio
Tier 1 Leverage	5.00%	$78,699	13.9%
Common Equity Tier 1 Capital	6.50%	$78,699	21.6%
Tier 1 Risk-Based Capital	8.00%	$78,699	21.6%
Total Capital	10.00%	$82,236	22.5%

4.	Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the Employee Stock Ownership Plan (the “ESOP”) that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 149,600 and 158,950 unallocated shares held by the ESOP for the three months ended March 31, 2016 and 2015, respectively.

	For the three months ended
	March 31,
	2016	2015

Weighted-average common shares outstanding (basic)	6,647,068	6,573,652

Dilutive effect of assumed exercise of stock options	96,007	90,132

Weighted-average common shares outstanding (diluted)	6,743,075	6,663,784

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

5.	Stock Option Plan

The Corporation established Stock Incentive Plans that provides for grants of up to 884,018 stock options. During 2015, 189,070 stock options were granted in accordance with the 2005 and 2013 Equity Incentive Plans subject to a five year vesting period in which the options granted will vest ratably annually beginning one year from the date of grant. As of March 31, 2016, all option shares have been granted in accordance with the 2005 and 2013 Equity Incentive Plans. The shares in the 2005 plan and shares granted prior to the second step conversion have been adjusted to reflect the exchange ratio of 0.857 for the second step conversion that occurred in 2012.

The Corporation follows Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 718, “Compensation – Stock Compensation,” for its stock option plans, and accordingly, the Corporation recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected as a net increase in equity, for both any new grants, as well as for all unvested options outstanding, in both cases using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.

The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three months ended March 31, 2016, the Corporation recorded $44,000 of compensation cost for equity-based awards that vested during the three months ended March 31, 2016. The Corporation has $621,000 of unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2016, which is expected to be recognized over a weighted-average vesting period of approximately 3.6 years.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

5.	Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plans (or “stock opions”) as of March 31, 2016, and changes during the period then ended is presented below:

	Three months ended		Year ended
	March 31, 2016		December 31, 2015
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	544,168	$13.29	758,929	$12.67
Granted	-	-	189,070	14.96
Exercised	-	-	(328,831)	13.01
Forfeited	-	-	(75,000)	12.48

Outstanding at end of period	544,168	$13.29	544,168	$13.29

Options exercisable at period-end	112,264	$12.32	112,264	$12.32

Options expected to be exercisable at year-end	211,872		112,264

Fair value of options granted		NA		$2.05

The following information applies to options outstanding at March 31, 2016:

Number outstanding	544,168
Exercise price	$8.30 - $15.90
Weighted-average exercise price	$13.29
Weighted-average remaining contractual life	8.3 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based upon the historical volatility of the Corporation’s stock.

The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for the July 7, 2015 and May 4, 2015 grants: dividend yield of 2.70% and 2.33%; expected volatility of 15.09% and 15.56%; risk-free interest rates of 2.27% and 2.16%; and expected lives of 10 years. There were no grants during the three months ended March 31, 2016.

The effects of expensing stock options are reported in “cash provided by financing activities” in the Consolidated Statements of Cash Flows.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

6.	Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2016 and December 31, 2015 are shown below.

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$75,679	$53	$121	$75,611
Municipal obligations	1,256	48	-	1,304

	$76,935	$101	$121	$76,915

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$90,674	$35	$804	$89,905
Municipal obligations	1,256	59	-	1,315

	$91,930	$94	$804	$91,220

The amortized cost of investment securities at March 31, 2016, by contractual term to maturity, is shown below.

March 31,
2016
(In thousands)

One to five years	$35,701
Five to ten years	40,544
More than ten years	690

$76,935

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

6.	Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at March 31, 2016 and December 31, 2015 are shown below.

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage
Corporation adjustable-rate
participation certificates	$19,648	$32	$47	$19,633
Federal National Mortgage
Association adjustable-rate
Participation certificates	5,171	-	12	5,159

	$24,819	$32	$59	$24,792

December 31, 2015
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	holding gains	holding losses	value
(In thousands)
Available for sale:
Federal Home Loan Mortgage
Corporation adjustable-rate
participation certificates	$7,502	$1	$-	$7,503

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

6.	Investment and Mortgage-backed Securities (continued)

The amortized cost of mortgage-backed securities, including those designated as available for sale, at March 31, 2016, by contractual terms to maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

March 31,
2016
(In thousands)

Due in one year or less	$1,889
Due in more than one year through five years	6,246
Due in more than five years through ten years	5,998
Due in more than ten years	10,686
$24,819

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2016:

	Less than 12 months			12 months or longer				Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
	(Dollars in thousands)
U.S. Government agency securities	1	$2,996	$3	8	$37,575	$118	9	$40,571	$121
Municipal obligations	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	4	17,553	59	-	-	-	4	17,553	59

Total temporarily impaired securities	5	$20,549	$62	8	$37,575	$118	13	$58,124	$180

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

6.	Investment and Mortgage-backed Securities (continued)

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

The Corporation uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. The Corporation accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans, fair value adjustments arising from the First Franklin Corporation acquisition. The Corporation has approximately $400,000 of net operating losses to offset future taxable income. This amount is expected to be utilized during the current year.

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

7.	Income Taxes (continued)

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the periods ended March 31, 2016 and 2015:

	2016	2015
	(Dollars in thousands)

Federal income taxes (benefits) at statutory rate of 34%	$(9)	$8
Increase (decrease) in taxes resulting primarily from:
Stock compensation	17	54
Nontaxable interest income	(4)	(5)
Cash surrender value of life insurance	(37)	(37)
Other	2	2

Federal income taxes (benefits) per financial statements	$(31)	$22

8.	Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at March 31, 2016:

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

For the three months ended March 31, 2016 and 2015

8.	Fair Value of Financial Instruments (continued)

Deposits: The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at March 31, 2016. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit: For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2016, the fair value of the derivative loan commitments was not material.

9.	Disclosures about Fair Value of Assets and Liabilities

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets
Cash and cash equivalents	$39,339	$39,339	$43,005	$43,005
Investment securities	76,915	76,915	91,220	91,220
Mortgage-backed securities	24,792	24,792	7,503	7,503
Loans receivable – net and loans held for sale	367,225	378,449	376,171	387,103
Accrued interest receivable	1,433	1,433	1,670	1,670
Federal Home Loan Bank stock	8,651	8,651	8,651	8,651

	$518,355	$529,579	$528,220	$539,152

Financial liabilities
Deposits	$446,702	$446,314	$454,885	$454,483
Advances from the Federal Home Loan Bank	12,072	11,708	12,578	12,178
Accrued interest payable	46	46	50	50
Advances by borrowers for taxes and insurance	1,609	1,609	2,494	2,494

	$460,429	$459,677	$470,007	$469,205

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

9.	Disclosures about Fair Value of Assets and Liabilities (continued)

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

		Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Securities available for sale at March 31, 2016:
U.S. Government agency securities	$75,611	-	$75,611	-
Municipal obligations	1,304	-	1,304	-
Mortgage-backed securities	24,792	-	24,792	-

Securities available for sale at December 31, 2015:
U.S. Government agency securities	$89,905	-	$89,905	-
Municipal obligations	1,315	-	1,315	-
Mortgage-backed securities	7,503	-	7,503	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

9.	Disclosures about Fair Value of Assets and Liabilities (continued)

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a nonrecurring basis:

		Quoted prices
		in active	Significant	Significant
		markets for	other	other
		identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

March 31, 2016:
Real estate acquired through foreclosure	$1,310	-	$1,310	-
Loans held for sale	1,351	-	1,351	-
Impaired loans	15,865	-	15,865	-

December 31, 2015:
Real estate acquired through foreclosure	$1,633	-	$1,633	-
Loans held for sale	1,897	-	1,897	-
Impaired loans	14,395	-	14,395	-

The following table presents fair value measurements for the Company’s financial instruments which are not recognized at fair value in the accompanying statements of financial position on a recurring or nonrecurring basis.

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2016:
Financial assets:
Cash and cash equivalents	$39,339	$39,339	$-	$-
Loans receivable - net	378,449	-	378,449	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,433	-	1,433	-
Financial liabilities:
Deposits	446,314	-	446,314	-
Advances from the Federal Home Loan Bank	11,708	-	11,708	-
Advances by borrowers for taxes and insurance	1,609	-	1,609	-
Accrued interest payable	46	-	46	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

9.	Disclosures about Fair Value of Assets and Liabilities (continued)

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
December 31, 2015:	(In thousands)
Financial assets:
Cash and cash equivalents	$43,005	$43,005	$-	$-
Mortgage-backed securities	-	-	-	-
Loans receivable - net	387,103	-	387,103	-
Federal Home Loan Bank stock	8,651	-	8,651	-
Accrued interest receivable	1,670	-	1,670	-
Financial liabilities:
Deposits	454,483	-	454,483	-
Advances from the Federal Home Loan Bank	12,178	-	12,178	-
Advances by borrowers for taxes and insurance	2,494	-	2,494	-
Accrued interest payable	50	-	50	-

10.	Effects of Recent Accounting Pronouncements

We adopted the following accounting guidance in 2016, which did not have a material effect, if any, on our consolidated financial position or results of operations.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10). The amendments in this update affect all entities that hold financial assets or owe financial liabilities. The update’s main provisions applicable to the Corporation are as follows: 1) Require equity investments with readily available fair values (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 6) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Public companies should apply the guidance in Update 2016-01 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is generally not permitted. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the annual reporting period of adoption. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

11.	Intangible Assets

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings in March 2011 totaling $11.6 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Corporation did not recognize any impairment during the quarter ended March 31, 2016. The carrying amount of the goodwill at March 31, 2016 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the quarter ended March 31, 2016, no such adjustments were recorded. The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at March 31, 2016 was $1.3 million with $1.1 million in accumulated amortization as of that date.

As of March 31, 2016, the current year and estimated future amortization expense for the core deposit intangible was:

(In thousands)

2016	$82
2017	110
2018	55

Total	$247

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

12.	Financing Receivables

The recorded investment in loans was as follows as of March 31, 2016:

	One-to-four
	Family	Multi-family
	Residential	Residential	Construction		Commercial	Consumer	Total
	(In thousands)

Purchased loans	$49,498	$2,903	$-		$20,079	$128	$72,608
Fair value discount – Credit impaired purchased loans	(532)	(2)	-		(577)	-	(1,111)
Fair value discount – Non-impaired purchased loans	(125)	(16)	-		(62)	(7)	(210)

Purchased loans book value(3)	48,841	2,885	-		19,440	121	71,287
Originated loans (1)	162,833	30,375	20,095	(2)	93,525	3,035	309,863

Ending balance	$211,674	$33,260	$20,095		$112,965	$3,156	$381,150

(1)	Includes loans held for sale
(2)	Before consideration of undisbursed loans-in-process
(3)	Loans purchased in acquisition of First Franklin

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of March 31, 2016.

	Credit
	Non-impaired	Impaired
	Purchased Loans	Purchased Loans
	(In thousands)
One-to-four family residential (1)	$45,245	$3,596
Multi-family residential	2,535	350
Construction	-	-
Commercial	14,508	4,932
Consumer	121	-
Total	$62,409	$8,878

(1)	Includes home equity lines of credit

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

12.	Financing receivables (continued)

Activity during 2016 for the accretable discount related to acquired credit impaired loans is as follows:

(In thousands)
Accretable discount at December 31, 2015:	$3,432
Reclass from accretable difference to nonaccretable discount	(91)
Less transferred to other real estate owned	-
Less accretion	(119)
Accretable discount at March 31, 2016:	$3,222

The recorded investment in loans was as follows as of March 31, 2016. Subsequent to acquisition, we regularly evaluate our estimates of cash flows expected to be collected on purchased impaired loans. If we have probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices and changes in prepayment assumptions), we charge the provision for credit losses, resulting in an increase to the allowance for loan losses. If we have probable and significant increases in cash flows expected to be collected, we first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loan, or pool of loans. Estimates of cash flows are impacted by changes in interest rate indices for variable rate loans and prepayment assumptions, both of which are treated as prospective yield adjustments included in interest income. Cheviot Financial’s allowance at March 31, 2016 does not include any credit quality discount related to loans acquired from First Franklin, other than $910,000 for certain one-to-four family residential and nonresidential and commercial real estate loans. Due to uncertainties in the evaluation of allowance for loan loss, it is at least reasonably possible that management’s estimate of the outcome will change within the next year.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

12.	Financing receivables (continued)

The following summarizes activity in the allowance for credit losses:

	March 31, 2016
	One-to-four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Allowance for loan losses:

Beginning balance	$1,748	$439	$25	$1,314	$11	$3,537
Provision	525	6	(1)	11	-	541
Charge-offs	(73)	-	-	-	-	(73)
Recoveries	3	-	-	2	1	6

Ending balance	$2,203	$445	$24	$1,327	$12	$4,011

Originated loans:
Individually evaluated for impairment	$166	$-	$-	$7	$-	$173

Purchased loans:
Individually evaluated for impairment	$135	$-	$-	$360	$-	$495

Originated Loans:
Collectively evaluated for impairment	$1,566	$445	$24	$881	$12	$2,928

Purchased loans:
Loans acquired with deteriorated credit quality	$336	$-	$-	$79	$-	$415

Loans receivable:

Ending balance	$211,674	$33,260	$20,095	$112,965	$3,156	$381,150

Ending balance:
Individually evaluated for impairment	$4,493	$301	$-	$2,189	$4	$6,987

Ending balance:
Collectively evaluated for impairment	$203,585	$32,609	$20,095	$105,844	$3,152	$365,285

Ending balance:
Loans acquired with deteriorated credit quality	$3,596	$350	$-	$4,932	$-	$8,878

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

12.	Financing receivables (continued)

	December 31, 2015
	One-to-four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Allowance for loan losses:

Beginning balance	$1,813	$209	$7	$199	$8	$2,236
Provision	107	309	18	1,225	4	1,663
Charge-offs	(340)	(79)	-	(119)	(1)	(539)
Recoveries	168	-	-	9	-	177

Ending balance	$1,748	$439	$25	$1,314	$11	$3,537

Originated loans:
Individually evaluated for impairment	$158	$-	$-	$7	$-	$165

Purchased loans:
Individually evaluated for impairment	$93	$-	$-	$47	$-	$140

Originated Loans:
Collectively evaluated for impairment	$1,137	$439	$25	$1,225	$11	$2,837

Purchased loans:
Loans acquired with deteriorated credit quality	$360	$-	$-	$35	$-	$395

Loans receivable:

Ending balance	$219,113	$32,634	$23,781	$114,514	$2,894	$392,936

Ending balance:
Individually evaluated for impairment	$4,230	$302	$-	$779	$5	$5,316

Ending balance:
Collectively evaluated for impairment	$211,301	$31,978	$23,781	$108,591	$2,889	$378,540

Ending balance:
Loans acquired with deteriorated credit quality	$3,582	$354	$-	$5,144	$-	$9,080

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

12.	Financing receivables (continued)

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

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at March 31, 2016
	One-to-four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$160,447	$30,182	$20,095	$91,139	$3,031	$304,894
Special mention	-	-	-	-	-	-
Substandard	2,386	193	-	2,386	4	4,969
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$162,833	$30,375	$20,095	$93,525	$3,035	$309,863

	Originated Loans at December 31, 2015
	One-to-four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)
Grade:
Pass	$165,368	$29,344	$23,781	$93,199	$2,768	$314,460
Special mention	-	-	-	-	-	-
Substandard	2,638	193	-	1,262	5	4,098
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$168,006	$29,537	$23,781	$94,461	$2,773	$318,558

	Purchased Loans at March 31, 2016
	One-to-four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$46,204	$2,777	$-	$15,358	$121	$64,460
Special mention	-	-	-	-	-	-
Substandard	2,637	108	-	4,082	-	6,827
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$48,841	$2,885	$-	$19,440	$121	$71,287

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

12.	Financing receivables (continued)

	Purchased Loans at December 31, 2015
	One-to-four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total
	(In thousands)

Grade:
Pass	$48,281	$2,988	$-	$15,836	$121	$67,226
Special mention	-	-	-	-	-	-
Substandard	2,826	109	-	4,217	-	7,152
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$51,107	$3,097	$-	$20,053	$121	$74,378

The following tables summarizes loans by delinquency, nonaccrual status and impaired loans:

	Age Analysis of Past Due Originated Loans Receivable
	As of March 31, 2016
							Recorded
							Investment
	30-89 Days	Greater than	Total Past	Current &		Total Loan	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)

Real Estate:
One-to-four family Residential	$1,101	$1,136	$2,237	$159,765	$1,967	$162,833	$-
Multi-family Residential	-	193	193	30,182	193	30,375	-
Construction	-	-	-	20,095	-	20,095	-
Commercial	-	47	47	93,463	62	93,525	-
Consumer	-	4	4	3,031	4	3,035	-

Total	$1,101	$1,380	$2,481	$306,536	$2,226	$309,863	$-

	Age Analysis of Past Due Originated Loans Receivable
	As of December 31, 2015
							Recorded
							Investment
	30-89 Days	90 Days	Total Past	Current		Total Loan	90 Days and
	Past Due	or more	Due	& Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)

Real Estate:
One-to-four family Residential	$1,143	$1,172	$2,315	$164,715	$2,148	$168,006	$-
Multi-family	-	193	193	29,344	193	29,537	-
Construction	-	-	-	23,781	-	23,781	-
Commercial	-	62	62	94,339	62	94,461	-
Consumer	-	5	5	2,768	5	2,773	-

Total	$1,143	$1,432	$2,575	$314,947	$2,408	$318,558	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

12.	Financing receivables (continued)

	Age Analysis of Past Due Purchased Loans Receivable
	As of March 31, 2016
							Recorded
							Investment
	30-89 Days	Greater than	Total Past	Current &		Total Loan	90 Days and
	Past Due	90 Days	Due	Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)
Real Estate:
One-to-four family Residential	$1,628	$3,518	$5,146	$44,687	$2,526	$48,841	$-
Multi-family Residential	108	-	108	2,777	108	2,885	-
Construction	-	-	-	-	-	-	-
Commercial	279	-	279	17,034	2,127	19,440	-
Consumer	-	-	-	121	-	121	-

Total	$2,015	$3,518	$5,533	$64,619	$4,761	$71,287	$-

	Age Analysis of Past Due Purchased Loans Receivable
	As of December 31, 2015
							Recorded
							Investment
	30-89 Days	90 Days	Total Past	Current		Total Loan	90 Days and
	Past Due	or More	Due	& Accruing	Nonaccrual	Receivables	Accruing
	(In thousands)

Real Estate:
One-to-four family Residential	$4,213	$1,426	$5,639	$44,180	$2,714	$51,107	$-
Multi-family	-	-	-	2,988	109	3,097	-
Construction	-	-	-	-	-	-	-
Commercial	409	287	696	17,409	2,235	20,053	-
Consumer	-	-	-	121	-	121	-

Total	$4,622	$1,713	$6,335	$64,698	$5,058	$74,378	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

12.	Financing receivables (continued)

	Impaired Loans
	As of March 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Purchased loans with a fair value discount and no related allowance recorded:
Real Estate:
One-to-four family Residential	$4,119	$4,119	$-	$3,850	$8
Multi-family	350	350	-	352	1
Construction	-	-	-	-	-
Commercial	5,030	5,030	-	5,087	14
Consumer	-	-	-	-	-
Total	$9,499	$9,499	$-	$9,289	$23
Purchased loans with no fair value discount and no related allowance recorded:
Real Estate:
One-to-four family Residential	$-	$-	$-	$-	$-
Multi-family Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	1,426	1,426	211	713	-
Consumer	-	-	-	-	-
Total	$1,426	$1,426	$211	$713	$-
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
One-to-four family Residential	$1,373	$1,373	$-	$1,450	$18
Multi-family Residential	108	108	-	108	2
Construction	-	-	-	-	-
Commercial	191	191	-	310	3
Consumer	-	-	-	-	-
Total	$1,672	$1,672	$-	$1,868	$23
Purchased loans with an allowance recorded:
Real Estate:
One-to-four family Residential	$630	$630	$135	$592	$4
Multi-family Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	412	412	149	350	4
Consumer	-	-	-	-	-
Total	$1,042	$1,042	$284	$942	$8

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

12. Financing receivables (continued)

		Impaired Loans
		As of March 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Originated loans with no related allowance recorded:
Real Estate:
One-to-four family Residential	$1,428	$1,428	$-	$1,545	$14
Multi-family	193	193	-	193	-
Construction	-	-	-	-	-
Commercial	15	15	-	15	-
Consumer	4	4	-	4	-
Total	$1,640	$1,640	$-	$1,757	$14
Originated loans with an allowance recorded:
Real Estate:
One-to-four family Residential	$539	$539	$166	$512	$3
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	47	47	7	47	1
Consumer	-	-	-	-	-
Total	$586	$586	$173	$559	$4
Total:
Real Estate:
One-to-four family Residential	$8,089	$8,089	$301	$7,949	$47
Multi-family	651	651	-	653	3
Construction	-	-	-	-	-
Commercial	7,121	7,121	367	6,522	22
Consumer	4	4	-	4	-
Total	$15,865	$15,865	$668	$15,128	$72

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

12. Financing receivables (continued)

		Impaired Loans
		As of December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Purchased loans with a credit quality discount and no related allowance recorded:
Real Estate:
One-to-four family Residential	$3,582	$3,582	$-	$3,780	$62
Multi-family	354	354	-	357
Construction	-	-	-	-	-
Commercial	5,144	5,144	-	5,736	62
Consumer	-	-	-	-	-
Total	$9,080	$9,080	$-	$9,873	$124
Purchased loans with a credit quality discount and an allowance recorded:
Real Estate:
One-to-four family Residential	$-	$-	$-	$-	$-
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$-	$-	$-	$-	$-
Purchased loans with no credit quality discount and no related allowance recorded:
Real Estate:
One-to-four family Residential	$1,526	$1,526	$-	$1,303	$-
Multi-family Residential	109	109	-	55	-
Construction	-	-	-	-	-
Commercial	430	430	-	542	-
Consumer	-	-	-	-	-
Total	$2,065	$2,065	$-	$1,900	$-
Purchased loans with an allowance recorded:
Real Estate:
One-to-four family Residential	$555	$555	$93	$597	$-
Multi-family Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	287	287	47	144	-
Consumer	-	-	-	-	-
Total	$842	$639	$140	$741	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

12. Financing receivables (continued)

		Impaired Loans
		As of December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Originated loans with no related allowance recorded:
Real Estate:
One-to-four family Residential	$1,662	$1,662	$-	$1,514	$8
Multi-family	193	193	-	144	-
Construction	-	-	-	-	-
Commercial	15	15	-	65	1
Consumer	5	5	-	3	-
Total	$1,875	$1,875	$-	$1,726	$9
Originated loans with an allowance recorded:
Real Estate:
One-to-four family Residential	$486	$486	$158	$577	$25
Multi-family	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	47	47	7	47	-
Consumer	-	-	-	-	-
Total	$533	$533	$165	$624	$25
Total:
Real Estate:
One-to-four family Residential	$7,811	$7,811	$251	$7,771	$95
Multi-family	656	656	-	556	-
Construction	-	-	-	-	-
Commercial	5,923	5,923	54	6,534	63
Consumer	5	5	-	3	-
Total	$14,395	$14,395	$305	$14,864	$158

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

12. Financing receivables (continued)

Modifications
As of March 31, 2016

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In thousands)
Troubled Debt Restructurings
Real Estate:
One-to-four family Residential	2	$198	$198
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

Modifications
For the three months ended March 31, 2016

	Number of	Recorded
	Contracts	Investment
(In thousands)
Troubled Debt Restructurings
That Subsequently Defaulted
Real Estate:
One-to-four family Residential	-	$-
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2016 and 2015

12. Financing receivables (continued)

Modifications
As of December 31, 2015

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In thousands)
Troubled Debt Restructurings
Real Estate:
One-to-four family Residential	6	$383	$383
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

Modifications
For the year ended December 31, 2015

	Number of	Recorded
	Contracts	Investment
(In thousands)
Troubled Debt Restructurings
That Subsequently Defaulted
Real Estate:
One-to-four family Residential	5	$837
Multi-family Residential	-	-
Construction	-	-
Commercial	1	1,532
Consumer	-	-

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

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies (continued)

We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our estimated fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

Discussion of Financial Condition Changes at March 31, 2016 and December 31, 2015

At March 31, 2016, total assets were $561.9 million, compared with $572.0 million at December 31, 2015. Total assets decreased $10.1 million, or 1.8%, primarily due to a decrease in investment securities of $14.3 million and a decrease in loans receivable of $8.9 million, which were partially offset by an increase in mortgage-backed securities of $17.3 million.

Cash, federal funds and interest-earning deposits decreased $3.7 million, or 8.5% to $39.3 million at March 31, 2016. The decrease in cash and cash equivalents at March 31, 2016 was due to a $5.7 million decrease in cash and due from banks, which was partially offset by an increase $2.0 million in interest-earning deposits. Investment securities decreased $14.3 million, or 15.7% to $76.9 million at March 31, 2016. The decrease in investment securities was a result of maturities and investments called at par of $15.0 million. At March 31, 2016, all investment securities were classified as available for sale.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at March 31, 2016 and December 31, 2015 (continued)

Mortgage-backed securities increased $17.3 million to $24.8 million at March 31, 2016, from $7.5 million at December 31, 2015. The increase in mortgage-backed securities was due primarily to purchases of $17.6 million, which was partially offset by $292,000 in principal repayments. At March 31, 2016, all mortgage-backed securities were classified as available for sale.

Loans receivable, including loans held for sale, decreased $8.9 million, or 2.4%, to $367.2 million at March 31, 2016, from $376.2 million at December 31, 2015. The decrease in loans receivable resulted from principal repayments of $19.6 million and the sale of loans in the secondary market of $5.7 million, which was partially offset by loan originations of $16.7 million.

The allowance for loan losses totaled $4.0 million and $3.5 million at March 31, 2016 and December 31, 2015, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $541,000 provision for losses on loans during the quarter ended March 31, 2016 reflected these factors. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2016.

Originated non-performing and impaired loans totaled $2.2 million and $2.4 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, originated non-performing and impaired loans were comprised of 25 loans secured by one- to four-family residential real estate totaling $2.0 million, one multi-family loan totaling $193,000, two commercial and non-residential loans totaling $62,000 and one consumer loan totaling $4,000. At March 31, 2016 and December 31, 2015 real estate acquired through foreclosure was $1.3 million and $1.6 million, respectively. The allowance for loan losses represented 139.4% and 124.6% of Cheviot Financial’s originated non-performing and impaired loans at March 31, 2016 and December 31, 2015, respectively. Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits totaled $446.7 million at March 31, 2016, a decrease of $8.2 million, or 1.8%, from $454.9 million at December 31, 2015. Advances from the Federal Home Loan Bank of Cincinnati decreased by $506,000, or 4.0%, to $12.1 million at March 31, 2016, from $12.6 million at December 31, 2015. The decrease is a result of $482,000 in repayments during the three months ended March 31, 2016.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at March 31, 2016 and December 31, 2015 (continued)

Shareholders’ equity at March 31, 2016 was $96.3 million, a decrease of $168,000, or 0.2%, from December 31, 2015. The decrease primarily resulted from dividend payments on common stock of $681,000, which was partially offset by a decrease of $437,000 in other comprehensive loss on securities designated as available for sale. At March 31, 2016, tangible book value per share was $12.60 as compared to $12.59 at December 31, 2015. Tangible book value per share was affected by the increase in the fair market value of investment securities designated as available for sale as other comprehensive loss decreased during the 2016 period. At March 31, 2016 accumulated comprehensive loss was $31,000. Over time, the impact of the accumulated comprehensive loss on our tangible book value per share would decrease as investments are called or mature at par, however, a sudden increase in interest rates can have an adverse effect, as increases in rates may increase accumulated comprehensive loss.

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that summarize all deposit activity and loan commitments. A significant portion of our deposit base is comprised of time deposits. At March 31, 2016, $106.5 million of time deposits are due to mature within one year. The daily deposit activity report allows us to price our time deposits competitively. Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained. At March 31, 2016, we had loan commitments of $1.9 million. Our loan commitments are funded or expire within 45 days from the date of the commitment.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $506,000 during the three months ended March 31, 2016. At March 31, 2016, we had the ability to increase such borrowings by approximately $135.6 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments. The Corporation’s other liabilities were primarily limited to $484,000 of lease obligations.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2016 and 2015

General

Net earnings for the three months ended March 31, 2016 totaled $4,000, a $3,000 increase from the $1,000 earnings reported in the 2015 period. The increase in net earnings reflects a decrease in general, administrative and other expenses of $221,000, an increase of $119,000 in net interest income and an increase of $8,000 in other income, which were partially offset by an increase in the provision for losses on loans of $398,000 and a decrease of $53,000 in the provision for federal income taxes.

Total interest income increased $13,000, or 0.3%, to $4.5 million for the three months ended March 31, 2016, from the comparable quarter in 2015. Interest income on loans increased $252,000, or 6.9%, to $3.9 million during the 2016 quarter from $3.6 million for the 2015 quarter. This increase was due primarily to a $35.3 million, or 10.5%, increase in the average balance of loans outstanding, which was partially offset by a 14 basis point decrease in the average yield on loans to 4.18% for the 2016 quarter from 4.32% for the three months ended March 31, 2015.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2016 and 2015 (continued)

Net Interest Income

Interest income on mortgage-backed securities increased $19,000, or 47.5%, to $59,000 for the three months ended March 31, 2016, from $40,000 for the comparable 2015 quarter, due primarily to a $1.5 million, or 16.6% increase in the average balance of securities outstanding and a 46 basis point increase in the average yield. Interest income on investment securities decreased $270,000, or 39.2%, to $418,000 for the three months ended March 31, 2016, compared to $688,000 for the same quarter in 2015, due primarily to a decrease of $48.5 million, or 36.8% in the average balance of investment securities outstanding and by an eight basis point decrease in the average yield to 2.01% in the 2016 quarter. Interest income on other interest-earning deposits increased $12,000, or 12.9% to $105,000 for the three months ended March 31, 2016.

Interest expense decreased $106,000, or 11.9% to $785,000 for the three months ended March 31, 2016, from $891,000 for the same quarter in 2015. Interest expense on borrowings decreased by $19,000, or 17.0%, due primarily to a $2.1 million decrease in the average balance outstanding, and a nine basis point decrease in the average cost of borrowings. Interest expense on deposits decreased by $87,000, or 11.2%, to $692,000, from $779,000, due primarily to a seven basis point decrease in the average cost of deposits to 0.62% and by a $4.9 million, or 1.1% decrease in the average balance of deposits outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $119,000, or 3.3%, to $3.7 million for the three months ended March 31, 2016, as compared to the same quarter in 2015. The average interest rate spread increased to 2.95% for the three months ended March 31, 2016 from 2.85% for the three months ended March 31, 2015. The net interest margin increased to 3.00% for the three months ended March 31, 2016 from 2.89% for the three months ended March 31, 2015.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $541,000 provision for losses on loans for the three months ended March 31, 2016 and $143,000 for the three months ended March 31, 2015. Non-performing originated loans were 0.8% of net originated loans at both March 31, 2016 and December 31, 2015, respectively. The 2016 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on our historical loss experience and other external factors. These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2016 and 2015 (continued)

Other Income

Other income increased $8,000, or 1.2%, to $689,000 for the three months ended March 31, 2016, compared to the same quarter in 2015. The increase is due primarily to an increase in service fee income of $26,000 and an increase in the gain on sale of real estate acquired through foreclosure of $12,000, which was partially offset by a decrease in the gain on sale of loans of $25,000.

General, Administrative and Other Expense

General, administrative and other expense decreased $221,000, or 5.4%, to $3.9 million for of the three months ended March 31, 2016. This decrease is primarily a result of a decrease in employee compensation and benefits of $655,000, which was partially offset by an increase of $196,000 in legal and professional expense and an increase of $150,000 in real estate owned impairment. The increase in legal and professional expense was due primarily to fees incurred in relation to our proposed merger with MainSource Financial Group.

As previously announced, on February 3, 2015 we entered into a severance agreement (the “Agreement”) with our former President and Chief Executive Officer in connection with his retirement. The Agreement included non-competition, non-solicitation and confidentiality provisions and a full and final release of claims, in exchange for which we paid the former President and Chief Executive officer a total of $765,330 upon his retirement. The execution of this Agreement and resulting payments caused the majority of the decrease in employee compensation and benefits and related property, payroll and other taxes for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015.

Federal Income Taxes

The provision for federal income taxes decreased $53,000 for the three months ended March 31, 2016. Cheviot Financial has approximately $400,000 of net operating losses to offset future taxable income. This amount is expected to be utilized during the current year.

Cheviot Financial Corp.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation’s market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

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

There were no changes in the Corporation’s internal controls or in other factors that have materially affected, or are reasonably be likely to materially affect, these controls subsequent to the date of their evaluation by the Corporation’s Chief Executive Officer and Chief Financial Officer.

Cheviot Financial Corp.

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes to the Risk Factors disclosed in the Corporation’s annual report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2013, the Corporation amended the authorization of a stock repurchase plan. Under this program the Corporation is authorized to repurchase 341,845 shares constituting 5% of the outstanding shares of common stock. As of March 31, 2016, the Corporation had repurchased 127,000 shares at an average price of $11.37.

During the three months ended March 31, 2016, there were no stock repurchases in accordance with stock repurchase plan.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cheviot Financial Corp.

PART II (Continued)

101	The following financial statements of the Corporation at March 31, 2016 and December 31, 3015 and for the three months ended March 31, 2016 and 2015 formatted in XBRL: Consolidated Statements of Financial Condition; Consolidated Statements of Earnings; Consolidated Statements of Comprehensive Income; Consolidated Statements of Cash Flows; and Notes to Consolidated Financial Statements.

Cheviot Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 6, 2016	By:	/s/ Mark T. Reitzes
Mark T. Reitzes
President and Chief Executive Officer

Date:	May 6, 2016	By:	/s/ Scott T. Smith
Scott T. Smith
Chief Financial Officer

